Form 10QSB
period 1995-09-30
NORTH ATLANTIC TECHNOLOGIES INC
filed 1995-11-14
CIK 706021

U.S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



(Mark One)

_X_ Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For quarterly period ended: September 30, 1995 or

___  Transition report under Section 13 or l5(d) of the Exchange Act of 1934

     For the transition period from _____ to _____

     Commission File Number:  2-85984-C

                       North Atlantic Technologies, Inc.
       (Exact name of small business issuer as specified in its charter)


          Minnesota                                       41-1390785
(State or other jurisdiction of                 (IRS Employer Identification No.
 incorporation or organization)


8120 Penn Avenue South, Suite 435, Bloomington, Minnesota  5543l
     (Address of principal executive offices)            (Zip Code)


Issuer's telephone number 612-888-8553

___________________________________________________________________
Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 2,392,689 common shares as of October 31, 1995.


Transitional business format?            Yes ___    No  _X_




PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS



                       NORTH ATLANTIC TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                SEPTEMBER 30    DECEMBER 31,
                             ASSETS                                 1995            1994

CURRENT ASSETS
        Cash and equivalents                                    $    26,116    $    41,384
        Trade accounts receivable, net of allowance for.
        doubtful accounts of $90,000 at Sept. 30, 1995
        and $60,000 at December 3l, 1994.                         1,255,573      1,118,676
        Other receivable, net                                       171,404        200,933
        Inventories                                                 159,365        203,789
        Costs and estimated earnings in excess of billings on
           uncompleted contracts                                     25,750        239,943
        Other current assets                                         47,159         88,051

                 Total current assets                             1,685,367      1,892,776

PROPERTY AND EQUIPMENT
        Land                                                         92,510         92,510
        Machinery and equipment                                   1,210,095      1,195,553
        Furniture and office equipment                              153,945        168,012
        Buildings and leasehold improvements                        683,476        676,176
        Vehicles                                                     11,666         11,666
                 Totals                                           2,151,692      2,143,917
        Less accumulated depreciation                            (1,265,410)    (1,160,040)

                 Net property and equipment                         886,282        983,877

OTHER ASSETS
        Patent rights, net of amortization                                0        196,043
        Other assets                                                  3,651          3,626
        Restricted cash                                                   0         39,500

                 Total Other Assets                                   3,651        239,169

TOTALS                                                          $ 2,575,300    $ 3,115,822


See accompanying notes to financial statements.



                       NORTH ATLANTIC TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                SEPTEMBER 30   DECEMBER 31,
                     LIABILITIES AND EQUITY                         1995          1994

CURRENT LIABILITIES
        Current maturities of long-term debt                    $ 3,306,713    $ 2,773,802
        Trade accounts payable                                      799,954      1,013,067
        Other accounts payable                                      425,050        409,765
        Billings in excess of costs and estimated earnings on
           uncompleted contracts                                     25,600        115,271
         Accrued liabilities:
              Taxes other than income                                42,387         23,732
              Warranty reserve                                      200,000        175,000
              Interest                                              106,805         36,213
              Compensation                                           47,473         10,529
              Bonuses                                                   928            965
              Income taxes                                               57             57

                   Total current liabilities                      4,954,967      4,558,401

LONG-TERM DEBT, net of current maturities                           498,848         23,030

COMMITMENTS

STOCKHOLDER'S DEFICIT
         Common stock, no par value:
         Authorized 5,000,000 shares
         Issued and outstanding 2,392,689 at
         Sept. 30, 1995 and at December 31, 1994                  3,047,804      3,047,804
         Accumulated deficit                                     (5,926,319)    (4,513,413)

                  Total stockholders' deficit                    (2,878,515)    (1,465,609)


TOTALS                                                          $ 2,575,300    $ 3,115,822


See accompanying notes to financial statements.



                       NORTH ATLANTIC TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                      3 Months Ended Sept.30        9 Months Ended Sept.30
                                       1995           1994           1995           1994

SALES                              $   464,898    $ 1,938,444    $ 3,217,217    $ 5,874,584
COST OF SALES                          429,105      1,415,296      2,796,119      4,467,522
GROSS PROFIT                            35,793        523,148        421,098      1,407,062

OPERATING COSTS                        418,962        403,410      1,340,838      1,187,819

OPERATING INCOME (LOSS)               (383,169)      (119,738)      (919,740)       219,243
OTHER INCOME (EXPENSE)
         Services income, net          (16,939)        (3,730)       (25,882)       309,764
         Royalty income                  2,109          1,979         10,161         12,306
         Interest income                  --            1,115          2,446          3,996
         Interest expense             (124,870)       (98,898)      (345,235)      (296,119)
         Rental and other income        10,950         11,553         49,849         30,335
         Write down of patent             --             --         (184,505)          --

            Total other, net          (128,750)       (87,981)      (493,166)        60,282

INCOME (LOSS) BEFORE
INCOME TAXES                          (511,919)        31,757     (1,412,906)       279,525

PROVISION FOR INCOME TAXES                --            1,000           --            7,000

NET INCOME(LOSS)                   $  (511,919)   $    30,757    $(1,412,906)   $   272,525
NET INCOME (LOSS) PER
COMMON AND COMMON
EQUIVALENT SHARE:                  ($      .21)   $       .01    ($      .59)   $       .11

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES                               2,392,689      2,392,689      2,392,689      2,392,689


See accompanying notes to financial statements .



                       NORTH ATLANTIC TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 9 Months Ended September 30
                                                                      1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash received from customers                              $ 2,809,791    $ 5,110,402
        Cash paid to suppliers & employees                         (3,632,835)    (4,715,679)
        Interest, rent and royalties received                          62,056         46,637
        Interest paid                                                (274,643)      (233,448)
        Taxes paid                                                       --             (801)
                 Net cash (used in) provided by operating
                    activities                                     (1,035,631)       207,111

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                          (27,866)      (148,974)
        Proceeds from restricted cash                                  39,500         57,169
                 Net cash provided by (used in)
                    investing activities                               11,634        (91,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from long-term debt                                1,800,000        339,425
        Payments of long-term debt                                   (791,271)      (481,367)
                 Net cash (used in) provided by financing
                    activities                                      1,008,729       (141,942)
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (15,268)       (26,636)

CASH AND CASH EQUIVALENTS, beginning of period                         41,384         49,888

CASH AND CASH EQUIVALENTS, end of period                          $    26,116    $    23,252

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH (USED IN)
 PROVIDED BY OPERATING ACTIVITIES:
        Net Income (loss)                                         $(1,412,906)   $   272,525
        Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
        Depreciation and amortization                                 321,879        184,036
        Gain on disposal of equipment                                    (400)          --
        Changes in assets and liabilities:
                 Receivables                                         (107,368)    (1,031,373)
                 Inventories                                           44,424        (79,194)
                 Other current assets                                  40,892         22,398
                 Accounts payable and accrued liabilities             (46,674)       780,412
                 Net change in billings related to costs and
                    estimated earnings on uncompleted contracts       124,522         58,307
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               $(1,035,631)   $   207,111


See accompanying notes to financial statements.



                          NORTH ATLANTIC TECHNOLOGIES
                   NOTES TO FINANCIAL STATEMENTS (unaudited)


1. The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made.

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of net losses in the past two years, the Company's financial resources have been strained. As of September 30, 1995, current liabilities exceed current assets by $3,269,600 and the Company has a net capital deficiency of $2,878,515. The company's continuation as a going concern is dependent on raising additional cash to meet its obligations due on November 15, 1995. At this time, it appears that cash to meet those obligations will not be available and that the company will reorganize under bankruptcy law provisions or liquidate.

2. Earnings per share - when calculated on a fully diluted basis, per share amounts and average shares outstanding are identical to the amounts shown in the Statement of Operations.

3. Litigation - In June 1994, the Company was named as a third-party defendant in a lawsuit commenced, during July 1993, by a customer of the Company to recover monies from a third-party who had purchased one of the Company's heat exchangers from the Company's customer. In September 1995, this lawsuit was settled out of court. Terms of the settlement call for the Company to provide replacement heat exchanger equipment which the Company estimates will have a cost of $15,000.


                         PART 1 - FINANCIAL INFORMATION


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company continues to struggle in a very sluggish market for its product. The domestic market remains stagnant and major international projects continue to experience delays. These factors have resulted in significant reductions in our manufacturing operations over the past three months.

Sales for the three and nine months ended September 30, 1995 were $464,898 and $3,217,217, respectively. These sales levels were down 76% and 67% from the same periods in 1994. The decreased production activity in 1995 resulted in fixed factory overhead being spread over fewer sales, thereby driving down gross profit margins. A net loss of $511,919 was realized for the three months ended September 30, 1995 versus net income of $30,757 in the third quarter last year. Likewise, a loss of $1,412,906 was incurred for the first nine months of 1995 versus net income of $272,525 for the first nine months of 1994. As a result of continuing losses incurred by the Company, included in the loss for the second quarter of 1995 was a $184,505 charge to operations for the write down to $0 of the carrying value of the Company's patents on its heat exchanger technology. This adjustment was made after discussions with the Company's outside auditors regarding the implication of Fiinancial Accounting Standards No. 121 relating to accounting for the impairment of long-lived assets.

The capital goods market for energy conservation equipment is very soft. While overall new inquiry levels remain at acceptable levels, customers are reluctant to commit the dollars to place purchase orders. With rare exceptions, orders are not being lost to competitors. Orders totaling $2,138,000 have been booked to date in 1995, resulting in a decrease in backlog from $2,227,000 at December 31, 1994 to $1,148,000 at November 3, 1995.

Operating costs for the three months ended September 30, 1995 increased by $15,552 from 1994 levels to $418,962 . Similarly, operating costs for the nine months ended September 30, 1995 increased $153,019 from 1994 levels to $1,340,838. Legal fees and health insurance costs account for most of the increase. Legal and expert witness fees were $116,000 higher for the first nine months of 1995 compared to 1994. The Company was a third party defendant in a breach of warranty suit until recently when the suit was settled out of court. The settlement calls for the Company to provide replacement heat exchanger equipment which the Company estimates will have a cost of $15,000. The Company provides basic health coverage to its employees through a self-funded medical plan. Several significant claims occurred which, while below the reinsurance threshold, increased the Company's expense for the first nine months of 1995 compared to 1994 by $33,000.

In the three months ended September 30, 1994 and the first nine months of 1994, engineering service fees of $0 and $319,580, respectively, were earned under a contract to provide such services to Lentjes Anlagen, a German manufacturing company. No services were provided under the contract during the first nine months of 1995 nor are there projects under discussion that will lead to engineering fees in the near future.


LIQUIDITY AND CAPITAL RESOURCES

The continued operating losses experienced during the three months ended September 30, 1995 and the continued difficulty the Company has experienced in obtaining orders for its products raise substantial questions with respect to the Company's ability to continue in operation. This is complicated by the November 15, 1995, maturity of the Company's $1,993,000 subordinated debentures and the maturity of the Company's $1,450,000 line of credit which has been extended to January 2, 1996.

The line of credit has been guaranteed by a principal shareholder of the Company who was also a member of the Board of Directors of the Company until June 12, 1995. In June 1995, the Company obtained a $500,000 loan from the guarantor of the line of credit. The loan carries an interest rate of 12 percent and is repayable in installments with a balloon payment due in June 2000. The loan is secured by a mortgage on the Company's land and production facility located in St. Paul, Minnesota. The proceeds of the loan were applied to working capital including a temporary reduction in the amount of the line of credit used.

The operating losses incurred over the past nine months have resulted in the Company's stockholder's deficit reaching $2,878,515 as of September 30, 1995. The continued operating losses and the Company's inability to obtain additional significant orders for its product have had a material adverse effect on the willingness of the guarantor of the Company's line of credit to agree to assist the Company in obtaining an increase in the amount of the line of credit or otherwise provide funding necessary to meet the Company's on-going factory overhead and operating expenses.

The Company's continuation as a going concern is dependent on raising additional cash to meet its obligations coming due on November 15, 1995. At this time, it appears that cash to meet those obligations will not be available and that the Company will reorganize under bankruptcy law provisions or liquidate.



                           PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings

          In June 1994, the Company was named as a third-party defendant in a lawsuit commenced, during July 1993, by a customer of the Company to recover monies from a third-party who had purchased one of the Company's heat exchangers from the Company's customer. In September 1995, this lawsuit was settled out of court. Terms of the settlement call for the Company to provide replacement heat exchanger equipment which the Company estimates will have a cost of $15,000.

          Reference is made to the Company's annual report on Form 10-KSB and its quarterly reports on Form 10-QSB for the periods ended March 31, and June 30, 1995.

          Other than the developments reported above, there have been no material developments with respect to legal proceedings involving the Company or the commencement of any additional material legal proceedings involving the Company.


Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8K

          Exhibit 27 - Financial Data Schedule



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       NORTH ATLANTIC TECHNOLOGIES, INC.


Date 11/14/95           /s/ Bruce A. Watson
                        Bruce A. Watson
                        President and Chief Executive Officer

Date 11/14/95           /s/ David R. Paulin
                        David R. Paulin
                        Treasurer and Chief Financial Officer