Form 10KSB
period 1995-12-31
NORTH ATLANTIC TECHNOLOGIES INC
filed 1996-04-01
CIK 706021

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1995.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _______________ to _______________.

Commission File No. 2-85984C

                        North Atlantic Technologies, Inc.
                 (Name of small business issuer in its charter)

                Minnesota                               41-1390785
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

            8120 Penn Avenue South, Suite 435, Bloomington, MN 55431
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number  (612) 888-8553.

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under to Section 12(g) of the Exchange Act: Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for its most recent fiscal year.   $3,684,001.

         Aggregate market value of the voting stock held by non-affiliates as
         of February 15, 1996.   $53,656

     Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,292,689 common shares as of 2/15/96



                                      INDEX

PART I.................................................................. 1
         Item 1 - DESCRIPTION OF BUSINESS............................... 1
         Item 2 - DESCRIPTION OF PROPERTY............................... 7
         Item 3 - LEGAL PROCEEDINGS..................................... 8
         Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS... 8

PART II................................................................. 9
         Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS................................... 9
         Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS.................. 9
         Item 7 - FINANCIAL STATEMENTS..................................13
         Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...................13

PART III................................................................13
         Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                   EXCHANGE ACT.........................................13
         Item 10 - EXECUTIVE COMPENSATION...............................15
         Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT.......................................16
         Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......18
         Item 13 - EXHIBITS AND REPORTS ON FORM 8-K.....................19

SIGNATURES..............................................................23

INDEX TO EXHIBITS.......................................................F-1



                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

         North Atlantic Technologies, Inc. (the "Company") is engaged primarily in the business of developing, designing, manufacturing and marketing heat recovery systems. These systems are used to heat air or other gases for the purpose of increasing the efficiency of industrial furnaces, dryers, thermal oxidizers, boilers, process heaters and environmental treatment systems. The benefits derived by the use of heat recovery systems include reduced energy costs, improved production rates, and more consistent process operation. Major markets include utilities, chemical, petroleum, food, paper and metals industries.

         The principal component of the heat recovery system is the heat exchanger, which is marketed by the Company under the trade name Open Channel Air Preheater (the "OCAP"). The OCAP heat exchanger is based on a patented design developed by two founders of the Company. The Company purchased these patent rights from the two founders in 1990.

         The Company was organized and incorporated in Minnesota on June 30, 1980, and began conducting business of a material nature in January 1981. Since July 1982, when it sold its first OCAP heater exchanger unit, the Company has shipped over 900 heat recovery systems to clients in the United States, Canada, Europe, South America, Africa and the Pacific Rim.

         On February 1, 1996 the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Minnesota. The Company will act as debtor in possession in the case and no trustee has been appointed. While current backlog and cash flow where adequate for ongoing operations, funds were insufficient to repay $1,993,000 in Subordinated Debentures that became due in November 1995. The Company anticipates emergence from Chapter 11 during the second quarter of 1996. See "LEGAL PROCEEDINGS" and Notes 1 and 12 to the Company's Financial Statements.

Heat Recovery Applications

         Most industrial processes, such as those found in the production of energy, chemicals, plastics, papers, metals and food products require the heating of raw materials. The heat required in these processes is provided by the combustion of hydrocarbons, such as natural gas, oil, coal, wood and common refuse.

         In order to sustain combustion, both the fuel and air must be maintained at a "kindling temperature." Since the air used for combustion is drawn into the process from the surrounding area and is at the ambient temperature, it must be heated by the combustion process in order to reach this "kindling temperature." The fuel that is consumed in order to bring this air up to the kindling temperature is essentially wasted. Coincidentally, the exhaust gases from combustion that exit the smoke stack are often quite hot. This "heat" is not only "wasted," it may contribute to environmental hazards as well.

         An air preheater is a heat exchanger which permits the exchange of heat between the hot exhaust gases of the combustion process and the incoming combustion air, without mixing the two fluids. In this manner, the incoming air used in the combustion process is heated, reducing the amount of energy necessary to bring the air up to kindling temperature, and stack gas temperature is lowered.

Environmental Applications

         Heat exchangers are often an integral part of processes to remove or treat hazardous or toxic emissions. Heat exchangers may be used to preheat hazardous or toxic fumes which are removed by a combustion process, which reduces the amount of fuel needed to cause such combustion. In larger applications, the process frequently requires the use of catalytic absorption of the unwanted materials. Heat exchangers are used to maintain gas temperatures at optimum levels and in the regeneration of the catalysts. Heat exchangers which transfer heat from exhaust gases to a liquid (water to a boiler, crude oil to a refinery heater, etc.) are referred to as "economizers," and those which transfer heat between exhaust gases to air are known as "preheaters."

Various Heat Exchanger Designs

         Some of the types of heat exchangers referred to herein are described as follows:

         A. Plate - Normally comprised of steel or cast iron plates bolted or welded together to form channels. The heat from the exhaust gas flowing through one channel is transferred to the fluid (usually air) passing through an adjacent channel.

         B. Tubular - A chamber containing many metal or glass tubes. The exhaust gases pass through the tubes and heat the surrounding fluid.

         C. Heat Pipe - Similar to the tubular design except that the tubes (pipes) contain a heat transfer medium such as water or glycol which when vaporized by the heat from exhaust gas moves through the section of the pipe housed in the exhaust gas stream to the section of the pipe housed in the incoming air stream.

         D. Heat Wheel - A corrugated metal plate wheel which rotates within a divided chamber. The metal plate absorbs heat from the exhaust gas flowing out through one chamber and transfers heat to the air flowing into the other chamber.

The OCAP Air Preheater

         The OCAP heat exchanger is a plate type heat exchanger with rectangular metal plates of stainless, carbon, specialty or enamel coated steel. They are assembled in layers, similar to all other plate type heat exchangers, with the exception that no bolts or welds are used to fasten the plates together. This design also allows for thermal expansion and contraction under a wide temperature range without plate deformation or seam cracking. Welding or bolting of corrosion-resistant materials, such as stainless steel, often destroys the ability of those materials to resist corrosion at the points of welding or bolting. Since the plates are not connected with welds or bolts, they can be constructed of various corrosion-resistant materials and reduce the number of points for potential corrosion.

         The OCAP heat exchanger is also significantly lighter in weight and smaller in volume than many other heat exchanger designs of the same transfer capacity. This reduces the amount (and cost) of structural materials (and foundation) required to mount and support the unit. As an added benefit, the lighter weight also permits the mounting of the OCAP heat exchanger in the convection section of the stack, thereby reducing the duct work (and associated cost) required for operation.

The Heat Exchanger Market

         The market for industrial heat exchangers may best be understood if segmented into three temperature categories.

         A. Low Temperature - below 300(degree) F (150(degree)C). Usually found on process dryers (commonly in the food industry).

                  At low temperatures, sulphur-bearing compounds in fuel combine with water vapor to form corrosive sulfuric acid. The ability to incorporate corrosive resistant steel in the design of the OCAP heat exchanger allows the product to be used in low temperature applications. However, this market segment is also the most sensitive to energy cost volatility. Installations in this segment also tend to be smaller in dollar value than other market segments.

                  Approximately 5% the Company's sales were made in this market in 1995 and 10% and 20% in 1994 and 1993, respectively.

         B. Mid-temperature - 300(degree) to 1000(degree)F (540(degree)C). Usually found on utility boilers, process heaters and furnaces in the chemical, petrochemical and oil refining markets.

                  This segment of the market represented approximately 76%, 77% and 58% of the Company's sales in 1995, 1994 and 1993, respectively. The public utility market has been flat for several years, and the petrochemical/oil refining market has been faced with excess capacity world wide. In addition, customers in this market segment tend to be more conservative and see a wide choice of heat exchanger suppliers. However, major plant renovations are now being undertaken in this mid-temperature segment which offers the Company a significant market potential.

         C. High temperature - 100(degree)-2000(degree)F (1100(degree)C). Used on smelters kilns, furnaces and incinerators.

                  Approximately 19%, 13% and 22% of the Company's sales in 1995, 1994 and 1993, respectively, were in this market. The OCAP heat exchanger has been successfully applied to temperatures of 1600(degree)F (870(degree)C), which is above the normal high limits of the tubular type exchangers commonly utilized in these applications. The Company continues its limited research and development activities in an attempt to bring the temperature limit to 2000(degree)F (1100(degree)C). The Company's management believes that it is important to expand the Company's business base in the fume incinerator industry which serves the growing environmental market.

Marketing

         MARKET STRATEGY

         The Company directs its activities to the mid-range market with emphasis on the petrochemicals/oil refining industry and utilities, both of which have a longer range view of energy conservation. Specific attention is being given to replacement and environmental applications.

         ASSOCIATION PARTICIPATION

         The Company attends certain relevant trade conferences and has been a member of the American Boiler Manufacturers Association (ABMA), American Petroleum Institute (API), the Minnesota Employers Association and the Minnesota Chamber of Commerce.

         ADVERTISING AND PROMOTIONAL MATERIALS

         Marketing materials provided to customers for both business promotion and technical documentation have been developed and are distributed on a regular basis. Since most sales of the Company's products are conducted through a limited number of identified engineering firms, the Company has not seen the need to engage in media advertising. The Company has, in the past, engaged a public relations firm to obtain media coverage on Company activity, and may utilize such services from time to time in the future. The Company participates in selected industrial trade shows and symposiums.

Sales Activity

         The Company markets its products throughout the world, primarily through its own sales personnel, licensees and 31 independent sales representatives (see "Human Resources" below). Aside from generating sales leads, the Company's sales personnel follow up on sales leads provided by independent sales representatives, providing such representatives with designs and bid proposals, and may assist such representatives in closing sales. The Company operates a sales office in Houston, Texas to better serve the petrochemical market. The Company's sales representatives are compensated on a salary and incentive bonus basis. In 1993, 1994 and 1995, respectively, approximately 90%, 83% and 67% of the Company's sales involved independent sales representatives. A computerized design system and automated proposal system generates bid proposals for customers.

         The lead time between initial contact with a potential customer and the receipt of an order for a heat recovery system may vary significantly, but generally ranges from three to eighteen months. Heat recovery systems are highly engineered products and sold on the basis of a proposal specific to the customer's design requirements.

         The cost of an OCAP heat exchanger varies substantially depending on its size, materials of construction and labor requirements. In addition, the Company is often called upon to supply auxiliary "metal work" as part of the system. The selling price range of an OCAP heat exchanger can range from $20,000 to $1,000,000, with the average sale price of slightly more than $100,000.

         During 1995, Ahlstrom Pyropower and Babcock & Wilcox accounted for 14% and 10% of the Company's sales respectively. No other clients represented 10% or more of the Company's revenues for the year. In 1994 Kinetics Technology International and Lentjes accounted for 28% and 10% of the Company's business, while in 1993 Wisconsin Electric Power accounted for 21% of the Company's sales. In addition, 20% of the Company's sales in 1995 have been for international destinations as compared to 35% in 1994, and 21% in 1993.

Backlog

         As of December 31, 1995, the Company had orders for 11 heat recovery systems totalling $1,721,000, all of which are expected to be delivered in 1996. This compares with 16 unshipped systems totalling $2,227,000 at the end of 1994 and 18 unshipped systems totalling $2,476,000 at the end of 1993. As of February 10, 1996 the Company's backlog was $2,434,000.

Product Warranties, Guarantees and Product Liability Insurance

         The Company ordinarily guarantees the performance of each heat recovery system for a period of one year after start-up, or eighteen months after shipment, whichever occurs first. During this warranty period, the Company will fix or replace any defective parts of the heat recovery system it manufactures. These guarantees present a continuing and contingent liability to the Company for which the Company has established a reserve in the Company's financial statements which is identified as "warranty reserve." In 1995, the Company expended $43,000 to cure design problems in five OCAP heat exchangers, while $633,000 and $58,000 was expended on warranty claims in 1994 and 1993, respectively. The Company does not anticipate incurring any substantial warranty costs in 1996, although such warranty costs could be incurred. The Company has a warranty reserve of $200,000 as of December 31, 1995 for such purposes. The Company maintains product liability insurance with respect to its heat recovery systems. This insurance indemnifies the Company for up to $4,000,000 of liability for damages resulting from the Company's product.

Licensing and Other Arrangements

         The Company has entered into agreements licensing the following organizations in the manufacturing and marketing of OCAP heat exchangers in the territories specified:


         Licensee                   Term                      Territory Covered
         --------                   ----                      -----------------
         Lentjes/Lurgi              October 1991              Exclusive right to manufacture and market
         Gruppe AG                  through                   in Germany based on designs provided by
         Dusseldorf,                October 1996              the Company.  Non-exclusive rights to
         Germany                                              market in the E.C./Euro-Asia markets with
                                                              exception of U.K.

         Sumitomo Heavy             September 1984            Exclusive right to manufacture and market
         Industries, Ltd.           through                   in Japan.  Non-exclusive right to market
         Tokyo, Japan               September 1999            in all countries, but the United States, Canada,
                                                              Mexico, South Africa, Australia and Europe.

         The Company's agreement with Lentjes AG of Dusseldorf, Germany allows Lentjes to sell, assemble and install OCAP heat exchangers based on system designs provided by the Company. The Company receives a design fee for each system and produces some key components for sale to Lentjes for those systems as well. No sales or design fees were realized from the agreement in 1993. In 1994, two systems sold by Lentjes accounted for $749,433 in sales and $372,234 in design fees. In 1995, Lentjes purchased $130,000 in components for a 1994 project.

       The agreement with Lentjes has an initial term of five years commencing October 31, 1991, and thereafter is automatically renewed for additional one year periods unless either party gives the other at least 60 days prior written notice of termination. The agreement may be terminated prior to the expiration of its term upon the occurrence of certain specified events.

       During 1995, The Lentjes Group was sold for the second time in three years, this time to Voest Alpine of Austria. The transitions have been difficult, and relationships between all parties are strained. The Company is negotiating with Lentjes on $239,000 of accounts receivables and insurance claims, net of related accounts payable, which have been due and unpaid for approximately one year. The Company does not anticipate future revenues under the agreement.

         The Company may not unreasonably withhold permission to permit the marketing of the OCAP heat exchangers by Sumitomo Heavy Industries, Ltd. ("Sumitomo") throughout the world in territories outside of those specifically permitted under its license agreement. The Company received royalties totaling $10,000 from Sumitomo in 1995 and $ 22,720 and $5,036 in 1994 and 1993,
respectively. Sumitomo is obligated to pay a royalty to the Company based upon the net sales price of OCAP heat exchangers sold by them. Depending upon such factors as the year of a sale and the amount of previous sales in the year of sale, the royalty due the Company may range from 3% to 6% of the net sales price of an OCAP heat exchanger. There can be no assurance that significant sales of the OCAP heat exchanger will be generated by Sumitomo in the future.

Competition

     The Company competes with a large number of organizations which design, manufacture and market heat exchangers, some of which are better known and have significantly more capital than the Company and offer heat exchanger technology which has an extended performance history. In the high temperature range market, these competitors include Struthers Wells Corporation based in Warren, Pennsylvania; Smith Engineering Co. based in Duarte, California; and American Schack Co., Inc. based in Pittsburgh, Pennsylvania; all of which manufacture primarily tubular type heat exchangers, GTE-Sylvania based in Towanda, Pennsylvania, which manufactures a ceramic matrix-type heat exchanger and Exothermics Division of Eclipse based in Toledo, Ohio which makes a welded plate heat exchanger.

         In the mid-temperature range market, the competitors include Combustion Engineering, Inc. of Wellsville, New York; Balcke Durr (a subsidiary of Deutche Babcock in Germany); and Bicast S.A., Brussels, Belgium; all of which manufacture primarily cast iron plate, heat pipe or heat wheel-type heat exchangers. The mid-temperature range is the largest market for the Company, and presents the greatest competition. Where cast iron plate type heat exchangers may be used, the Company is unable to compete on the basis of price. The utility industry has traditionally used wheel-type heat exchangers, and although the Company believes that its technology is superior in many instances to that presented by the heat wheel, the heat wheel has been used reliably in the utility industry for more than 50 years.

         Finally, in the low temperature range market, the competitors include CHX Corporation based in Latham, New York; Corning Glass Works, Inc. based in Corning, New York; Anderson 2000 Inc. based in Atlanta, Georgia; and Air Frohlich Energy Recovery, Inc. based in Minneapolis, Minnesota (United States office); all of which manufacture primarily tubular type heat exchangers. While the competitors named above are currently the only significant competing organizations known to the Company's management, there may be other significant competing organizations which are unknown to management.

         The Company and its competitors compete in the global marketplace by differentiating products in price, quality and service. The Company's share of the heat recovery system market is less than 10%. Despite cyclical trends in the industry, the Company has maintained its market share over the past several years.

Manufacturing, Suppliers and Installation

         The Company manufactures its OCAP heat exchanger at its fabrication and assembly facility located in St. Paul, Minnesota. The manufacture of the OCAP heat exchanger involves primarily the cutting and bending of sheet metal plates, the fabrication of frame members, and the assembly of those plates in a stack within a frame, supported and cushioned by springs. The OCAP heat exchanger plates and other parts are fabricated from metals, such as carbon steels and stainless steel. In addition, such plates and other parts may be coated to prevent corrosion with such materials as vitreous enamel. The materials used in the manufacture of the OCAP heat exchanger are currently available from a number of sources. The filing of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code has not materially diminished the Company's ability to obtain needed manufacturing materials. See "Item 3 - LEGAL PROCEEDINGS." Although the Company has not experienced any difficulties or delays in obtaining carbon steel and stainless steel from several local suppliers, there can be no assurance that such materials required in the manufacture of the OCAP heat exchanger will be readily available when required in the future. The Company generally purchases manufacturing materials with respect to each OCAP heat exchanger to be manufactured, and maintains only a moderate inventory of such materials. The Company manufactures its OCAP heat exchanger only on the basis of a firm customer order.

         The installation of a heat recovery system requires the construction and installation of items ancillary to the OCAP heat exchanger, including a supporting structure, as well as ductwork and fans used to channel the air and exhaust gases through the heat exchanger. This ancillary structure and equipment is often more costly than the OCAP heat exchanger itself. The construction of such ancillary structure and equipment is contracted for by either the Company or by the customer. In addition, the customer contracts with a third party for the on-site installation of the heat recovery system. The Company provides such engineering or supervisory assistance as may be requested by the customer in connection with an installation.

         After receipt of an order for an OCAP heat exchanger, the Company prepares and submits general arrangement drawings to the customer which are normally approved by the customer within 30 days following receipt of the order. Most OCAP heat exchangers can be manufactured and ready for delivery within 180 days following approval of such drawings, assuming there are no unusual delays in obtaining needed materials. Large heat recovery systems may take a substantially longer time to manufacture.

Environmental Regulation

         The Company's operations are subject to various federal and state environmental regulations. The Company complies with these regulations by engaging certified waste disposal firms to dispose of paint solvents.
The cost of this disposal is minimal.

Patents

         The OCAP heat exchanger design is covered by three patents; United States Patents 4,308,915 issued January 5, 1982, 4,442,886 issued April 17, 1984, and 4,596,285 issued January 24, 1986. These patents cover several features relating to the configuration of the heat exchanger and heat exchanger plates, and relating to certain designs which provide seals between the plates and at the corners of the heat exchanger. Based upon the April 17, 1984 United States Patent, the Company has obtained patents in Canada, India, Australia, Europe, Brazil, Taiwan, South Africa and Japan. Patent number 4,308,915 was originally issued in the name of Horia Dinulescu, but was assigned to the Company in June, 1990 when the Company exercised its option to purchase the patent and all other rights to the OCAP heat exchanger. Patent number 4,308,915 expires in 1999. Patent numbers 4,442,886 and 4,956,285 were issued in the name of the Company and expire in 2001 and 2003, respectively. There is no assurance that any of the foregoing patents will provide the Company with any material commercial protection preventing others from copying the Company's OCAP heat exchanger design.

         The Company has assigned each of these patents to Willis D. Heim, a former Director, and beneficial owner of more than 5% of the Company's common shares, as security pursuant to the terms of an accommodation security agreement between Mr. Heim and the Company dated April 13, 1990.

Engineering/Research and Development

         Each OCAP heat exchanger manufactured by the Company is custom designed and manufactured. Prior to submitting a proposal for the sale of a heat exchanger, the Company will engage in preliminary engineering design work to ascertain the most appropriate design based upon the specifications given. Design variables include, among others, the area, thickness and number of plates to be included in the OCAP heat exchanger, and the width of the channel between the plates. The ultimate design will depend on a significant number of specification parameters, such as the volume, pressure and velocity of the exhaust gases, and the temperature ranges of the gases which will flow through the heat exchanger. Other engineering work, such as the preparation of general arrangement and production drawings, will generally commence after a purchase order has been received.

         During the past three years the Company expended approximately $256,000 in research and development, approximately $90,000 of which was expended in 1995, $51,200 of which was expended in 1994 and $114,800 of which was expended in 1993.

Human Resources

         As of February 15, 1996 the Company employed 42 full time persons; four executive officers); six in engineering, research and development; three in sales and marketing, two in management and administration, and 27 in production.

Forward Looking Statements

         The discussions regarding proposed Company developments and operations included in this annual report on Form 10-KSB contain forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the heat recovery industry and the general economy; existing and future development by businesses in competition with the Company; regulatory matters; changes in technologies which affect the Company; acquiring or generating funding necessary to reduce indebtedness and continue operations; and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company's principal offices consist of approximately 4,200 square feet of office space in a five story building located at 8120 Penn Avenue South, Bloomington, Minnesota. This space is leased from Southtown Office Park ("Southtown") at a monthly rental of $5,850 and will expire on April 30, 1997. Willis D. Heim, a former director and beneficial owner of more than 5% of the Company's common shares, is an affiliate of Southtown. The lease arrangements with Southtown are on terms the Company believes are as favorable as could have been obtained in negotiations with independent third parties.

         The Company owns 48,000 square feet of manufacturing space plus a 21,000 square foot storage building, a 7,500 square foot office building and the
8.431 acres of land on which these buildings are situated in St. Paul, Minnesota. The Company leases approximately 2,500 square feet of office space and 7,000 square feet of excess warehouse space to approximately six tenants, representing 12% of the total space owned, for $2,900 in monthly rent in the aggregate. The lease agreements with these tenants vary as to duration and other terms. In the opinion of management, the Company has obtained adequate insurance coverage on the property. During the second quarter of 1995, the Company received a loan in the amount of $500,000 from WDH Investments, a Company owned by Willis D. Heim, a former director of the Company. The building was used as collateral for this mortgage. The interest rate is fixed at 12% and payments are based on a 15-year amortization. Monthly payments in the amount of $6000 are due until June 19, 2000 when full payment of the principal amount is required. Under the terms of the mortgage note executed by the Company, the note becomes payable upon demand if the Company fails to pay any of the Company's indebtedness when due. The note has been payable upon demand since November 15, 1995 as a result of the Company's failure to meet its principal and interest payment obligations arising from the maturation in November 1995 of outstanding subordinated debentures. The building is depreciated over 20 years, except that leasehold improvements will be depreciated over 10 years. Both are depreciated using the straight line method. Property taxes paid in 1995 on the real estate were $42,423.

ITEM 3 - LEGAL PROCEEDINGS

         In June 1994, the Company was named as a third-party defendant in a lawsuit commenced during July 1993 in the United States District Court, District of Minnesota by MMT Environmental Services, Inc. ("MMT") against Webcraft Technologies, Inc. ("Webcraft"). MMT is an original equipment manufacturer that supplied to Webcraft thermal oxidizers which incorporated the Company's OCAP heat exchanger. The heat exchanger failed and was replaced by MMT for Webcraft at a cost of approximately $160,000. MMT has sued Webcraft to recover payment for the replacement heat exchanger. Webcraft had refused to make such payment. Webcraft asserted a counterclaim against MMT and instituted a third-party action against the Company for actual and consequential damages in an amount in excess of $50,000 resulting from the failure of the heat exchanger and thermal oxidizers. Webcraft claimed it suffered actual and consequential damages in excess of $2.4 million as a result of the failure of the thermal oxidizers purchased from MMT. In the fourth quarter of 1995, the Company reached a settlement agreement with Webcraft in which the Company provided a replacement module for a system at a different Webcraft facility at no cost to Webcraft. Estimated cost of the settlement to the Company, exclusive of amounts expended to defend the claims, was $15,000. The case is now closed and no further action is expected.

         On February 1, 1996 the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Minnesota. The Company will act as debtor in possession in the case and no trustee has been appointed. While current backlog and cash flow where adequate for ongoing operations, funds were insufficient to repay $1,993,000 in Subordinated Debentures that became due in November 1995. The plan filed with the Court specifies that Debenture holders would receive one
(1) share of common stock for each $1.50 of debenture debt, and one share of preferred stock with a par value of $0.01 per share for each $100 of debenture debt. The preferred stock holders will be entitled to receive dividends only if and when declared by the Board of Directors of the Company. In the event the Company is liquidated prior to June 30, 1999, the holders of the preferred shares will be entitled to receive up to (but not more than) $25 per share out of the assets available for distribution before the holders of common stock get anything. After June 30, 1999, the preferred shares convert automatically to shares of common stock. Existing shares of the Company stock will be "reverse split" on a 1 for 3 basis. All other creditors are to be paid in full. Prior to the filing, the Company reached agreement with the original underwriter of the Debentures and the Debenture Trustee to support this plan. All major vendors agreed to continue to conduct business with the Company on an open account basis under normal selling terms. The Company anticipates emergence from Chapter 11 during the second quarter of 1996.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter was submitted by the Company to a vote of its security holders during the quarter ended December 31, 1995.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common shares are traded over-the-counter. However, the Company's common shares are not quoted on any exchange or on the NASDAQ system, and trading of the Company's common shares has been sporadic and limited in volume. The high and low bid prices for the Company's common shares for each quarterly period commencing with the quarterly period ended March 31, 1994, and through December 31, 1995, as provided by Metro Data, a stock price quotation information bureau in Minneapolis, Minnesota, were as follows:

                                    1995             1994
                                    Low     High     Low      High

         March 31                   3/8     1/2      1/4      1/4

         June 30                    .03     13/32    1/8      1/4

         September 30               .001    .03      1/4      1/2

         December 31                .001    .005     1/8      3/8

         The over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. On March 20, 1996, the high bid and low asked prices of the Company's common stock, as provided by a broker/dealer firm in Minneapolis, Minnesota, were $0.02 and 3/32, respectively. There were approximately 208 shareholders owning the Company's common shares of record as of December 31, 1995. The Company has not paid any cash dividends with respect to its common shares and anticipates retaining future earnings to finance operations of the Company. The payment of dividends by the Company is restricted by the terms of the indenture relating to the Company's outstanding Subordinated Convertible Debentures in the face amount of $1,993,000, paying 12 1/2% interest semi-annually, convertible into an aggregate of 398,600 common shares at $5.00 per share. The Company is currently in default of its repayment obligations under the Subordinated Debentures. There were approximately 117 debenture holders of record as of December 31, 1995.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

         The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the 1993, 1994, and 1995 net losses, the Company's financial resources have been strained. As of December 31, 1995, current liabilities exceed current assets by $4,515,877 and the Company has a net capital deficiency of $3,667,351. In addition, on November 15, 1995, the Company defaulted on the payment of $1,993,000 of subordinated convertible debentures and on February 1, 1996, (Petition Date) the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. These factors, among others, indicate that the Company may be unable to continue as a going-concern for a reasonable period of time. The Company's continuation as going-concern is dependent on its ability to generate sufficient cash flow from operations, renegotiate the maturities of its debt, obtain conversion of the subordinated debt or obtain additional financing to meet its obligations on a timely basis, and obtain court approval for its plan of reorganization. The Company's business is currently dependent on large projects in the industrial sector. These projects involve long order cycles, and exact order placement dates are beyond the control of the Company. While the Company utilizes a progress billing procedure, there are periods of net cash outflows when cash flow is of concern. During 1995, the Company was able to manage its normal operating cash flow through the use of internally generated funds and its established line of credit.

         The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         On February 1, 1996, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Debtor's Plan of Reorganization, which requires the approval of the Bankruptcy Court, provides for secured claims (Bank Credit Agreement, Mortgage Note and other obligations) to be confirmed with their outstanding balances as of February 1, 1996 according to the same or modified terms of repayment. Unsecured trade creditors are intended to be paid in full as agreed between the creditors and the Company. The Plan also has the following provisions, which are subject to court approval:

                  1. Subordinated Debenture Holders will receive one share of common stock for each $1.50 owed by the Company. In addition, each debenture holder will receive one share of convertible preferred stock at $0.01 par value, with $25 redemption value for each $100 of debenture debt of the Company, and

                  2. Each existing equity holder will be issued one share of common stock in return for the cancellation of three shares owned by the shareholder.

         The Company's net working capital position decreased by $1,850,252 to a working capital deficit of ($4,515,877) at December 31, 1995 from ($2,665,625) at December 31, 1994. A significant factor accounting for the change was the decrease in work in progress in the amount of $239,943 and a related increase in customer deposits of $362,622. Also contributing to the change in net working capital was an increase in the outstanding bank credit line in the amount of $300,000. At December 31, 1995, the Company had $1,050,000 outstanding on its line of credit plus approximately $100,000 in certain standby letters of credit under its current available amount of $1,450,000. As of February 1, 1996, the full amount available was drawn.

         A principal stockholder of the Company has agreed to assist in the renewal to January 31, 1997 of the line of credit which expired on January 2, 1996, by extending a guarantee of the Company's obligations under the line of credit. Furthermore, as part of the Company's Plan of Reorganization, he has agreed to guarantee an additional $200,000 under the line of credit.

         There are no assurances that the Company's Plan of Reorganization will be approved by the Bankruptcy Court or that any further funding will be available from current sources, or that the current sources will be sufficient. If these resources are insufficient, other sources of funding would need to be developed. There are also no assurances that such funding would be available or that the terms of such funding would be on terms acceptable to the Company.

         The Company has also increased its allowance for doubtful accounts by $249,000 to reflect the uncertain collection of amounts due from a German customer which were expected to be paid in 1995, and are still under negotiation.

         The Company's accumulated net losses have created a deficiency in stockholders' equity in the amount of $3,667,351. The Company believes that the Plan of Reorganization, specifically the conversion of the debentures to equity and the cancellation of the debenture interest, if such Plan is approved by the Bankruptcy Court, and the improvement in the global marketplace for its products will strengthen its position as a going concern.

         The Company had no significant commitments for capital expenditures at December 31, 1995.

Results of Operations

         REVENUE AND COSTS

         Revenues in 1995 decreased $3,503,554, or 49% to $3,684,001 compared to $7,187,555 in 1994. Revenues in 1994 increased $2,542,410 or 55% from $4,645,145 in 1993. The growth experienced in the market and by the Company during 1994 resulted in a number of projects being planned for purchase and shipment in 1995. A market reversal beginning in the 4th quarter of 1994 and the first three quarters of 1995 caused the delay of several million dollars of projects for which the Company expected orders and revenues for 1995. As a result of this market slowdown, order demand, and production for much of 1995, was drastically reduced requiring cutbacks in the Company's manufacturing plant. During the fourth quarter of 1995, and the first quarter of 1996, a number of these projects were reactivated and several orders were received for shipment in 1996. Due to increased order demand at the end of 1995 and teh beginning of 1996, the Company's operations are now in full production. The increase in revenues in 1994 compared to 1993 was due in part to market growth and results of two partnering arrangements that the Company had made. During 1995, both of these partners where acquired by firms that maintained marketing strategies which were contrary to those of the Company.

         Foreign destination sales in 1995 were $729,000 compared to $2,544,799 in 1994 and $978,793 in 1993. As a percentage of total sales, exports represented 20%, 35%, and 21% in 1995, 1994, and 1993, respectively.

         Contributing to the revenue decrease in 1995 were the lack of sales of heat exchanger components to Lentjes Anlagen, a large German engineering and construction company with which the Company had a partnering arrangement which included marketing and manufacturing licenses. Lentjes was acquired by an Austrian firm, and relations between the Company and firm are strained. In 1995, the Company realized $130,000 in revenues associated with its partnering activities with Lentjes as compared to $1,121,656 in 1994.

         Gross profit margins have declined from 24% in 1993, 21% in 1994, and to 10% in 1995. The decline from 1993 to 1994 is attributed to competitive market pricing encountered as a result of the down cycle in 1993, efforts by competitors to gain market share and a significant increase in warranty expense. In 1995, margins declined dramatically due principally to lower volume through the plant causing increases in overhead rates to absorb fixed costs.

         Warranty expenses in 1995 were $43,000 compared to $633,000 in 1994, and $58,000 in 1993. In 1994, the Company suffered a large claim by a German client in the amount of $534,000. Of this total, it is believed that approximately $208,000 is covered by an insurance policy. To date, the Company has not been successful in receiving payment on this claim despite the fact that the insurance company in Germany agrees that the claim is valid, due to other unresolved matters with the same customer. The Company has increased its allowance for doubtful accounts to reduce the net receivables from this customer to zero. Without the warranty claim in 1994, the gross margin would have been 27%.

         As of December 31, 1995, the Company had a firm order backlog of $1,791,000 compared to $2,227,000 in 1994, and $2,476,000 in 1993. By February
16, 1996, the Company's backlog had increased to $2,434,000.

         OPERATING COSTS

         Selling, general, and administrative expenses for 1995 were $1,836,000, an increase of $177,000 or 11% compared to $1,659,000 in 1994. These same expenses in 1994 increased $162,976 or 11% from $1,496,000 in 1993. The increase in 1995 is primarily due to the increase in bad debt expense mentioned earlier. Otherwise, selling, general, and administrative expenses would have decreased due to cost cutting measures, and reductions in staff offset by increased legal fees of approximately $160,000 resulting from the Company's defense of a product liability claim.

         In 1994, the Company was named as a third party defendant in a product liability action. The Company had maintained that the claims were without merit, but was forced to expend significant resources in 1995 to defend its position. The Company reached a settlement with the plaintiff just prior to trial. A replacement unit, at an approximate cost of $15,000, was provided to the plaintiff free of charge in order to avoid substantial legal fees which would have been incurred if the case went to trial. Part of the increase in 1994 expenses were due to the hiring of several engineers to expand the Company's technical capabilities, and the cost of a bi-annual sales meeting held in Minnesota.

         No bonuses have been paid to salaried employees in 1993, 1994, or 1995.

         Research and development costs increased $39,000, or 77% in 1995 to $90,000 from $51,000 in 1994 and $115,000 in 1993. The Company continues to work on additional heat exchanger products to expand its capabilities in different process environments and to reduce overall costs of manufacture. In addition, in 1995, the Company agreed to jointly develop a technology with one of the Company's major clients. This research is now completed, but the overall sales potential is not yet established.

         OTHER

         Interest expense in 1995 increase by $81,000, or 21% from $395,000 in 1994. This is due in large part to the increase in the line of credit, and the mortgaging of the Company's manufacturing facilities as a source of working capital. Interest in 1993 was $302,000. The increase from 1993 to 1994 was due to the short-term debt incurred to purchase the Company's manufacturing facility and to increased interest rates in 1994 compared to 1993.

         Royalties from the Company's licensee, Sumitomo Heavy Industries, Ltd., have fluctuated from $10,000 in 1995 to $22,700 in 1994 to $5,000 in 1993.
Sumitomo has gone through a number of restructuring programs over the past few years, and encounters significant price competition from other Pacific Rim sources. Services income is derived from providing engineering services to Lentjes as part of the Company's partnering agreement as earlier discussed.

         Rental and other income in 1995 included $44,000 of rent from tenants at the Company's manufacturing facility and $17,000 in gains from transactions denominated in foreign currency. In 1994, this category included $5,000 of net expenses relating to a former joint venture, $6,000 in losses from transactions denominated in a foreign currency and $43,000 in tenant rent payments. In 1993, rental income was $5,000 and expenses of $20,000 related to joint venture activities.

         The Company utilizes the method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. There is no provision for income taxes for the years ended December 31, 1995, 1994, or 1993 because the Company incurred losses for which no benefit could be recognized. At December 31, 1995, the Company had net operating loss carryforwards of approximately $5,828,000 for federal tax reporting purposes. These carryforwards expire in varying amounts between 2001 and 2010. In addition, the Company has unused tax credits for capital investment and research and development activities of approximately $85,000 which are available to offset future income tax liabilities and expire between 1996 and 2001.

         IMPACT OF NEW ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost-based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

         With respect to stock-based arrangements with non-employees, the Company was required to adopt the fair value measurement provisions of SFAS No. 123 for transactions entered into after December 15, 1995. Such adoption did not have a material effect on the Company's financial position or results of operations.

         Inflation has had a negligible impact on the Company's operation during the past three years.

ITEM 7 - FINANCIAL STATEMENTS

         See "Index to Financial Statements" and the Financial Statements attached.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with the Company's principal independent accountant during the two most recent fiscal years.


                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning Directors and Executive Officers

         The names, ages, business experience and respective positions of the directors and executive officers of the Company as of the date hereof are set forth below. Each director serves for a term of approximately one year or until the Company's ensuing annual meeting of shareholders.



Name, Position and Business Experience                                              Age     Director Since
- --------------------------------------                                              ---     --------------



Louis R. Wagner - Director, Chairman of the Board                                    72        4/87

         Mr. Wagner has been the Chairman of the Board since December 1988. Mr.
         Wagner also served as the Chief Executive Officer of the Company from December 1988 until March 1989. Mr. Wagner was employed by Honeywell,
         Inc., Minneapolis, Minnesota, which is engaged in the design, development, production and marketing of avionics systems, from 1949 until June 1987, when he retired from full-time employment. Mr. Wagner served as Director of Special Projects, Avionics Systems Group of
         Honeywell, Inc., from 1984 until his retirement, and was responsible for the development and management of the Avionics Systems Group's marketing plans in Japan, the United Kingdom and Germany.

Bruce A. Watson - Director, President, Chief Executive Officer and Chief             49        4/90
                     Financial Officer

         Mr. Watson has been the President and Chief Executive Officer of the Company since March 1989 and the Chief Financial Officer since February
         1996. From August 1987 until December 1988, Mr. Watson was the Vice
         President and General Manager of Tol-O-Matic, Inc., located in
         Minneapolis, Minnesota, and engaged in the design, manufacture and marketing of mechanical and pneumatic fluid power and power transmission products for original equipment manufacturers. From August
         1978 until August 1987, Mr. Watson was employed by Rosemount, Inc., located in Eden Prairie, Minnesota, and was its Director of International Sales and Marketing from 1980 until August 1987.
         Rosemount, Inc. is a manufacturer of measurement and control devices for industry and the commercial and military aerospace industry.

John O. Goodwyne - Director                                                          57        5/86

         Mr. Goodwyne has been employed as President of J.N. Johnson Sales and Service, Inc., of which he is the sole shareholder, since 1974. J.N.
         Johnson Sales and Service, Inc., with offices in Minneapolis,
         Minnesota, is engaged in the distribution and servicing of fire extinguishing equipment primarily in the State of Minnesota.

Demetrius G. Jelatis - Director                                                      78        3/87

         Mr. Jelatis, a director, was employed by Central Research Laboratories, Inc., as a Vice President and Director of Research from 1945 until September 1984, when he retired from full-time employment. Central
         Research Laboratories, Inc., is engaged in the design and manufacture of specialized scientific instruments in Red Wing, Minnesota.

Stephen D. Banz - Vice President of Sales and Marketing                              48        N/A

         Mr. Banz has been the Vice President - Sales and Marketing of the
         Company since January 1993. Mr. Banz was Manager of Sales and Marketing of the Company from October 1989 until January 1993. From May 1987 to
         August 1989, Mr. Banz was the Sales Manager of Enkotec, Inc., a manufacturer of nail-making machines located in Middleburg, Ohio.

Michael L. Pringle - Vice President of Manufacturing                                 52        N/A

         Mr. Pringle has been the Vice President of Manufacturing of the Company since January 1993. From November 1986 until January 1993, Mr. Pringle was Manager of Manufacturing of the Company. Mr. Pringle was a principal shareholder and Vice President of North Atlantic Technologies
         Engineering, Inc. ("NATE") from September 1983 until December 1985.
         NATE, which terminated its business in December 1985, was located in Calgary, Alberta, Canada and installed the OCAP(TM) heat exchanger. NATE was not an affiliate of the Company.

James M. Froemming - Vice President of Engineering                                   42        N/A

         Mr. Froemming has been the Company's Vice President of Engineering since
         February 1995. Mr. Froemming was a principal in the engineering consulting firm of HRSG Engineering, Inc., located in Minneapolis, Minnesota, from April 1994 until February 1995. From August 1986 to
         March 1994, Mr. Froemming served as the Marketing Manager of Deltak
         Corporation, located in Minneapolis, Minnesota, and engaged in the design and manufacture of waste heat boilers.



REPORTING UNDER SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires executive officers and directors of the Company, and persons who beneficially own more than 10 percent of the Company's outstanding common shares to file initial reports of ownership and reports of changes in ownership of securities of the Company with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

         Based solely on a review of the copies of such reports furnished to or obtained by the Company or written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 1995, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of the Company's outstanding shares of Common Stock were complied with.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation of Named Executive Officer

         The Summary Compensation Table below shows certain compensation information for the Chief Executive Officer in 1994 (referred to as the "Named Executive Officer"). Compensation data for other executive officers is not presented in the charts because aggregate compensation for such executive officers did not exceed $100,000 for services rendered in all capacities during the fiscal year ended December 31, 1995. Compensation data is shown for the fiscal years ended December 31, 1995, 1994 and 1993, and includes the dollar value of base salaries, bonus awards, the number of options granted, and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE


                                               ANNUAL COMPENSATION                           LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                           -----------------------------------------------------------------------------------

                                                                                               SHARES                 ALL
         NAME AND                                                                            UNDERLYING              OTHER
        PRINCIPAL                                    SALARY              BONUS              OPTIONS/SARS          COMPENSATION
         POSITION                  YEAR                ($)                ($)                   (#)                   ($)
- -----------------------------------------------------------------------------------------------------------------------------------
Bruce A. Watson                    1995              122,000              -0-                   -0-                 2,943(1)
  President and Chief              1994              115,333              -0-                   -0-                 3,033(1)
  Executive Officer                1993              111,333              -0-                   -0-                 2,899(1)


 ----------------------------------------


(1) 401(k) contributions by the Company during the fiscal years ended December 31, 1995, 1994 and 1993, respectively.


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

         The following table provides certain information regarding the exercise of stock options to purchase common shares of the Company during the year ended December 31, 1995, by the Named Executive Officer and the fiscal year-end value of stock options held by such officer.


                                            Number of Securities Underlying
                           Shares             Unexercised Options/SARs at              Value of Unexercised In-the-Money
                         Acquired on               Fiscal Year End(#)                Options/ SARs at Fiscal Year End ($)
        Name            Exercise (#)          (Exercisable/Unexercisable)               (Exercisable/Unexercisable)(1)
- -------------------------------------------------------------------------------------------------------------------------------
Bruce A. Watson             None               80,000              60,000                 -0-                    -0-


(1) Based on a fiscal year end of December 31, 1995 and a per share price of $0.0775 which is the average of the high bid and low asked per share prices for common shares of the Company on December 29, 1995. The value of in-the-money options is calculated as the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at fiscal year end. Exercisable options refer to those options that are exercisable as of December 31, 1995, while unexercisable options refer to those options that are not exercisable as of December 31, 1995, but which will become exercisable at various times in the future.

Compensation of Directors

         During 1995, each Director of the Company, who is not a salaried employee of the Company, was entitled to receive $300 in cash for each meeting of the Board of Directors and $200 in cash for each meeting of a Committee established by the Board of Directors attended by such Director. Messrs. Wagner, Jelatis and Goodwyne received $3,900, $1,500 and $1,500, respectively, in cash as director's fees for attendance at meetings of the Board of Directors and Board committees. Willis D. Heim, who resigned from the Company's Board of Directors on July 19, 1995, received $2,761.50 in cash as a director's fee for attendance at meetings of the Board of Directors during 1995.

         In February 1995 Messrs. Wagner, Goodwyne, Heim and Jelatis were each granted an option to purchase 14,000 shares of the Company's common stock at an exercise price of $1.125 per share. The options vest incrementally over a period of five years and terminate April 30, 2000. The options become exercisable only if the director is a member of the Board on the particular dates of vesting.

         Mr. Wagner, who has served since December 1988 as the Company's Chairman of the Board, received an aggregate of $16,710 in the year ended December 31, 1995 for consulting services. Mr. Wagner's duties include preparing for and conducting all Board of Director meetings and consulting with the Company's officers from time to time.

Employment, Termination and Change-in-Control Arrangements

         The Company has entered into an employment agreement with Bruce A. Watson, the Company's President, Chief Executive and Chief Financial Officer, which is terminable by either Mr. Watson or the Company on fourteen days' prior written notice. Mr. Watson's employment agreement provides for an initial base salary of $80,000, subject to increases as may be agreed upon between the Company and Mr. Watson. The agreement also provides that he is entitled to health insurance and other similar benefits generally accorded to all employees of the Company and was granted an option to purchase up to 40,000 shares of the Company's common stock at an exercise price of $1.50 per share which expired in 1994. The agreement includes non-competition and non-disclosure provisions.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables, based in part upon information supplied by officers, directors and principal shareholders, contain information regarding the ownership of the Company's common shares as of March 20, 1996 by: (i) all persons known by the Company to be beneficial owners of more than five percent of the Company's common shares; (ii) each director; (iii) the Named Executive Officer (as defined in "EXECUTIVE COMPENSATION - Summary Compensation of Named Executive Officer"); and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Beneficial Owners

         The following table sets forth certain information as of the date of this Proxy Statement, with respect to the number of the Company's common shares beneficially owned by each person beneficially owning more than 5% of the Company's outstanding common shares, which has been taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) and (g) of the Exchange Act and information made known to the Company by beneficial owners.


                                                                          COMMON                  PERCENTAGE
                       NAME AND ADDRESS                                   SHARES                      OF
                              OF                                       BENEFICIALLY              OUTSTANDING
                       BENEFICIAL OWNER                                   OWNED                   SHARES (4)
- ---------------------------------------------------------------------------------------------------------------------
Graceann K. Deters.............................................        300,860 (1)                   9.1%
   2112 Springwood Road
   Wayzata, MN  55391

Horia A. Dinulescu.............................................        194,880 (2)                   5.9%
   11217 Fetterly Road
   Minnetonka, MN  55305

Willis D. Heim.................................................        910,957 (3)                  27.5%
   6604 Glen Arbor Way
   Naples, FL  33999


- ----------------------------------------

(1) Includes 5,000 common shares which Mrs. Deters' husband may acquire upon the conversion of a $25,000 12 1/2% Subordinated Convertible Debenture.

(2)      Includes 300 shares owned jointly with Mr. Dinulescu's wife.

(3) Includes 5,000 common shares which Mr. Heim may acquire upon conversion of a $25,000 12 1/2% Subordinated Convertible Debenture.

(4) The percentage of outstanding common shares owned as shown in the table above is calculated based upon 3,292,689 common shares outstanding as of the close of business on March 20, 1996 and assume that in each case the person only converted his or her rights to acquire all common shares under outstanding Convertible Subordinated Debentures.

Security Ownership of Management

         The following table sets forth certain information as of March 20, 1996 with respect to the number of the Company's common shares beneficially owned by:
(i) each director; (ii) the Named Executive Officer; and (iii) all executive officers and directors as a group.

                                                                          COMMON                  PERCENTAGE
                       NAME AND ADDRESS                                   SHARES                      OF
                              OF                                       BENEFICIALLY              OUTSTANDING
                       BENEFICIAL OWNER                                   OWNED                   SHARES (6)
- ---------------------------------------------------------------------------------------------------------------------

Bruce A. Watson................................................        861,000 (1)                  25.3%
   8120 Penn Avenue
   Suite 435
   Minneapolis, MN  55431

Demetrius G. Jelatis...........................................         84,212 (2)                   2.5%
   1161 Oak Street
   Red Wing, MN  55066

John O. Goodwyne...............................................         39,532 (3)                   1.2%
   3865 Fairhomes Road
   Deephaven, MN  55391

Louis R. Wagner................................................         39,008 (4)                   1.2%
   4175 County Road 11 N.E.
   Alexandria, MN  56308

All executive officers and directors as a group
(6 persons)....................................................      1,154,540 (5)                  31.8%


     ----------------------------------------

(1) Includes 110,000 common shares which Mr. Watson has the right to acquire under stock options exercisable as of June 10, 1996.

(2) Includes (i) 20,000 common shares which Mr. Jelatis may acquire through the conversion of a $100,000 12 1/2% Subordinated Convertible Debenture; and (ii) 12,000 shares which Mr. Jelatis has the right to acquire under stock options exercisable as of June 10, 1996.

(3) Includes 12,000 common shares which Mr. Goodwyne has the right to acquire under stock options exercisable as of June 10, 1996.

(4) Includes 12,000 common shares which Mr. Wagner has the right to acquire under stock options exercisable as of June 10, 1996.

(5) Includes: (i) 320,000 common shares to which the six persons have the right to acquire under stock options exercisable as of June 10, 1996; and (ii) 20,000 common shares which one person may acquire through the conversion of a Subordinated Convertible Debenture.

(6) The percentage of outstanding common shares owned as shown in the table above is calculated based upon 3,292,689 common shares outstanding as of the close of business on March 20, 1996 and assumes that in each case the person only, or the group only, exercised his or its rights to acquire all common shares under outstanding stock options exercisable as of June 10, 1996 and conversion of Subordinated Convertible Debentures.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Line of Credit Guaranteed by Principal Shareholder

         Since 1987, Willis D. Heim, a principal shareholder and former director of the Company, has irrevocably and unconditionally guaranteed the Company's obligations under its line of credit with the First Bank, National Association, Minneapolis, Minnesota (the "Bank") as well as granted the Bank a security interest in certain municipal bonds to secure the payment of such obligations. In consideration of Mr. Heim's guarantee and pledge, the Company issued a warrant (the "Warrant") to Mr. Heim to purchase an aggregate of 380,000 common shares of the Company which Mr. Heim fully exercised in December 1992. The Company also provided additional compensation to Mr. Heim with respect to the continuation of the Company's line of credit, including: (i) a fee due on the first day of each month in cash equal to 30% of the amount of interest payable on that date to the Bank under the line of credit, (ii) 140,000 common shares of the Company, (iii) cash fees, and (iv) a security interest in certain assets of the Company. In addition, the Company granted Mr. Heim the right to include the 140,000 common shares issued to him and the 380,000 common shares purchased under the Warrant (collectively referred to as the "Shares") in a registration statement filed by the Company with the Securities and Exchange Commission before January 5, 1995, if any, and the right to demand that the Company prepare and file a registration statement covering the sale to and by Mr. Heim of the Shares, on a one time basis and at the sole expense of Mr. Heim, before January 2, 1995. Mr. Heim did not exercise any of his registration rights before they expired. The Company has granted Mr. Heim a security interest in its inventory, equipment, accounts receivable and certain intangibles to secure the guarantee by Mr. Heim of the line of credit. The Company increased its line of credit with the Bank in March 1995 from $1.2 to $1.45 million. The line of credit expired on January 2, 1996.

         During 1994 and 1995, the Company paid to Mr. Heim monthly cash payments which equalled 30% of the interest paid to the Bank on the line of credit. The total of these payments for 1994 and 1995 were $22,931 and $28,440, respectively. The Company paid Mr. Heim $48,000 in January 1994 and $55,750 in January 1995 as payment of a four percent annual commitment fee on the line of credit.

Lease Agreement with Principal Shareholder

         The Company entered into a Lease Agreement dated March 7, 1994, with Southtown Office Park ("Southtown") for approximately 3,800 square feet of office space in a five-story building located at 8120 Penn Avenue South, Bloomington, Minnesota. On November 21, 1994, the Lease Agreement was amended to cover additional office space expanding the total office space rented to approximately 4,200 square feet. Willis D. Heim, a principal shareholder and former director of the Company, is an affiliate of Southtown. The Lease commenced on May 1, 1994, and expires on April 30, 1997. Under the terms of the Lease, as amended, the Company pays a monthly rental of $5,850.

Grant of Mortgage to Principal Shareholder

         The Company owns 48,000 square feet of manufacturing space plus a 21,000 square foot storage building, a 7,500 square foot office building and the
8.431 acres of land on which these buildings are situated in St. Paul, Minnesota. In June 1995, the Company received a loan in the amount of $500,000 from WDH Investments, a company owned by Willis D. Heim, a principal shareholder and former director of the Company. The mortgage note is secured by real property and certain personal property related to the Company's manufacturing facility located in St. Paul, Minnesota. See "Item 2 - DESCRIPTION OF PROPERTY." In 1995 the Company paid to WDH Investments a total of $36,000 in interest due under the mortgage.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

         3(i)(a)(1)       Restated Articles of Incorporation of Registrant filed July 14, 1982.

         3(i)(b)(3)       Articles of Amendment to Articles of Incorporation of Registrant filed July 2, 1987.

         3(i)(c)(8)       Articles of Amendment to Articles of Incorporation Registrant filed April 23, 1992.

         3(ii)(a)(1)      By-Laws of Registrant adopted June 6, 1983.

         3(ii)(b)(6)      Amendment to By-Laws of Registrant adopted April 23, 1990.

         4.1(2)           Indenture Agreement between Registrant and Marquette Bank, Minneapolis, N.A.
                          dated December 31, 1985.

         4.2(2)           Form of Debenture.

         4.3(1)           Form of Certificate for Common Stock.

         10.1(5)  *       Employment agreement dated March 6, 1989 between Registrant and Bruce A.
                          Watson.

         10.2(8)  *       1991 Incentive Stock Option Plan

         10.3(4)          Credit Agreement dated December 21, 1987 between Registrant and First National bank of Minneapolis.

         10.4(6)          First Amendment dated April 13, 1990 to Credit Agreement between the Registrant and First Bank National Association amending Credit Agreement originally dated
                          December 21, 1987.

         10.5(6)          Promissory Note dated April 13, 1990 in the principal amount of $1,750,000 issued by
                          Registrant in favor of First Bank National Association.

         10.6(7)          Second Amendment dated June 18, 1991 to Credit Agreement between the Registrant and First Bank National Association amending Credit Agreement originally dated
                          December 21, 1987.

         10.7(7)          Third Amendment dated September 25, 1991 to Credit Agreement between the
                          Registrant and First Bank National Association amending Credit Agreement originally dated December 21, 1987.

         10.8(7)          Fourth Amendment dated December 30, 1991 to Credit Agreement between Registrant and First Bank National Association amending Credit Agreement originally dated
                          December 21, 1987.

         10.9(8)          Fifth Amendment dated June 26, 1992 to Credit Agreement between the Registrant and
                          First Bank National Association amending Credit Agreement originally dated
                          December 21, 1987.

         10.10(8)         Sixth Amendment dated December 29, 1992 to Credit Agreement between the
                          Registrant and First Bank National Association amending Credit Agreement originally dated December 21, 1987.

         10.11(9)         Seventh Amendment dated August 31, 1993 to Credit
                          Agreement between the Registrant and First Bank
                          National Association originally dated December 21,
                          1987.

         10.12(9)         Eighth Amendment dated October 25, 1993 to Credit
                          Agreement between the Registrant and First Bank
                          National Association originally dated December 21,
                          1987.

         10.13(9)         Agreement dated October 25, 1993 between Registrant and Willis D. Heim relating to line of credit guaranty.

         10.14(10)        Fee Agreement dated January 3, 1995 between the Registrant and Willis D. Heim.

         10.15(9)         Fee Agreement dated January 13, 1994 between the Registrant and Willis D. Heim.

         10.16(10)        Ninth Amendment dated August 31, 1994 to Credit Agreement between the Registrant and First Bank
                          National Association originally dated December 21,
                          1987.

         10.17(7)         Manufacturing and Marketing Cooperation Agreement dated October 31, 1991 between
                          Registrant and Lentjes AG, Dusseldorf, Germany.

         10.18(9)         Joint Venture Agreement dated June 10, 1993 between the Registrant and RADCO,
                          Inc. to form Arrtech Environmental Systems, Inc.

         10.19(9)         License Agreement dated June 10, 1993 between Arrtech Environmental Systems,
                          Inc., North Atlantic Technologies, Inc. and RADCO, Inc.

         10.20(2)         License Agreement between Registrant as licensor and Sumitomo Heavy
                          Industries, Ltd. as licensee.

         10.21(10)        Stock Purchase Agreement between the Registrant, Radco, Inc., Arrtech
                          Environmental Systems, Inc. and Reed T. Melton dated November 18, 1994.

         10.22(9)         Purchase Agreement dated November 3, 1993 between the Registrant and Como
                          Foundry Partners relating to improved real property located in St. Paul, Minnesota.

         10.23(10)        Lease Agreement dated March 7, 1994 between Registrant and Southtown Office Park and
                          Addendum thereto dated March 7, 1994, November 21, 1994 and November 30, 1994.

         10.24            Mortgage Note dated June 16, 1995, issued by the Registrant to WDH Investments
                          Co.

         10.25            Combination Mortgage, Security Agreement, Fixture Financing Statement and
                          Assignment of Rents between Registrant and WDH Investments Co., dated June 16,
                          1995.

         10.26            Tenth Amendment dated March 28, 1995 to Credit Agreement between the Registrant and
                          First Bank National Association originally dated December 21, 1987.

         10.27            Eleventh Amendment (First) dated May 8, 1995 to Credit Agreement between the Registrant and First Bank National Association originally dated December 21, 1987.

         10.28            Eleventh Amendment (Second) dated August 31, 1995 to Credit Agreement between the Registrant and First Bank National Association originally dated December 21, 1987.

         10.29            Twelfth Amendment dated October 31, 1995 to Credit Agreement between the Registrant and First Bank
                          National Association originally dated December 21, 1987.

         10.30            Security Agreement dated May 8, 1995 between the Registrant and First Bank
                          National Association.

         27               Financial Data Schedule.


*  Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company's registration statement on Form S-18, commission file number 2-85984C.

(2) Incorporated by reference to the Company's registration statement on Form S-1, commission file number 33-490.

(3) Incorporated by reference to the Company's Form 10-Q for the period ended September 30, 1987.

(4) Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1987.

(5) Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1989.

(6) Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1990.

(7) Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1991.

(8) Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1992.

(9) Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1993.

(10) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994.

(b)      Reports on Form 8-K

         The Registrant filed one current report on Form 8-K during the quarter ended December 31, 1995. The report dated December 12, 1995 reported the maturation of subordinated debentures in principal amount of $1,993,000 and the Registrant's inability to meet its principal and interest payment obligations arising therefrom.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    North Atlantic Technologies, Inc.

                                    By:  /s/ Bruce A. Watson
                                         Bruce A. Watson
                                         Chief Executive Officer

Dated: March 26, 1996



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Louis R. Wagner                                       March 26, 1996
- ------------------------------------------------
Louis R. Wagner, Chairman of the Board


  /s/ Bruce A. Watson                                       March 26, 1996
- ------------------------------------------------
Bruce A. Watson, a director
Chief Executive Officer
(principal executive officer) and Chief
Financial Officer (principal financial
officer and principal accounting officer)


  /s/ John O. Goodwyne                                      March 26, 1996
- -----------------------------------------------
John O. Goodwyne, a director


- ------------------------------------------------            ________, 1996
Demetrius G. Jelatis, a director


                          INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in response to Item 7.

Report of Independent Auditors

Balance Sheets as of December 31, 1995 and 1994

Statements of Operations for the three years ended December 31, 1995, 1994 and 1993

Statements of Stockholders' Deficit

Statements of Cash Flows for the three years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements



INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
North Atlantic Technologies, Inc.
Bloomington, Minnesota

We have audited the accompanying balance sheets of North Atlantic Technologies, Inc. (the Company) as of December 31, 1995 and 1994 and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of North Atlantic Technologies, Inc. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 12, subsequent to December 31, 1995, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
February 16, 1996
Minneapolis, Minnesota



NORTH ATLANTIC TECHNOLOGIES, INC.




BALANCE SHEETS
DECEMBER 31, 1995 AND 1994



                                                                                              1995           1994
ASSETS (NOTE 4)

CURRENT ASSETS:
   Cash and cash equivalents                                                             $     44,607     $     41,384
   Trade receivables, net (Note 2)                                                            818,887        1,118,676
   Other receivables (Note 11)                                                                171,404          200,933
   Inventories                                                                                145,356          203,789
   Costs and estimated earnings in excess of billings on uncompleted
      contracts (Notes 1 and 3)                                                                                239,943
   Other current assets                                                                        29,029           88,051
                                                                                         ------------     ------------
            Total current assets                                                            1,209,283        1,892,776

PROPERTY AND EQUIPMENT (Note 4):
   Land                                                                                        92,510           92,510
   Buildings and leasehold improvements                                                       692,441          676,176
   Machinery and equipment                                                                  1,211,914        1,195,553
   Office furniture and equipment                                                             153,945          168,012
   Automobiles                                                                                 11,666           11,666
                                                                                         ------------     ------------
                                                                                            2,162,476        2,143,917
   Less accumulated depreciation                                                            1,305,351        1,160,040
                                                                                         ------------     ------------
            Net property and equipment                                                        857,125          983,877

RESTRICTED CERTIFICATES OF DEPOSIT (Note 6)                                                                     39,500

OTHER ASSETS:
   Patent rights, less accumulated amortization of $103,957 in 1994                                            196,043
   Other assets                                                                                 3,652            3,626
                                                                                         ------------     ------------
            Total other assets                                                                  3,652          199,669
                                                                                         ------------     ------------
                                                                                         $  2,070,060     $  3,115,822
                                                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 4)                                         $  3,547,622     $  2,773,802
   Trade accounts payable                                                                     878,422        1,013,067
   Other accounts payable (Note 11)                                                           393,428          409,765
   Billings in excess of costs and estimated earnings on uncompleted
      contracts (Notes 1 and 3)                                                               477,893          115,271
   Accrued liabilities:
      Taxes other than income                                                                  15,219           23,732
      Warranty reserve                                                                        200,000          175,000
      Compensation and bonuses                                                                 42,198           11,494
      Interest                                                                                170,378           36,213
      Income taxes                                                                                                  57
                                                                                         ------------     ------------
            Total current liabilities                                                       5,725,160        4,558,401

LEASE OBLIGATIONS -
   Net of current maturities (Note 4)                                                          12,251           23,030
                                                                                         ------------     ------------
            Total liabilities                                                               5,737,411        4,581,431

COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)

STOCKHOLDERS' DEFICIT (Notes 4 and 5):
   Common stock, no par value; authorized 5,000,000 shares; issued
      and outstanding 2,392,689 shares                                                      3,047,804        3,047,804
   Accumulated deficit                                                                     (6,715,155)      (4,513,413)
                                                                                         ------------     ------------
            Total stockholders' deficit                                                    (3,667,351)      (1,465,609)
                                                                                         ------------     ------------
                                                                                         $  2,070,060     $  3,115,822
                                                                                         ============     ============

See notes to financial statements.



NORTH ATLANTIC TECHNOLOGIES, INC.



STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                                                        1995               1994              1993

REVENUES (Note 7)                                                 $     3,684,001    $    7,187,555     $ 4,645,145

COST OF REVENUES                                                        3,325,072         5,710,750       3,522,979
                                                                  ---------------    --------------     -----------
            Gross profit                                                  358,929         1,476,805       1,122,166

OPERATING COSTS:
   Selling, general, and administrative                                 1,836,183         1,659,048       1,496,072
   Research and development                                                90,496            51,205         114,847
   Write-down of unamortized patent costs (Note 1)                        184,505
                                                                  ---------------    --------------     -----------
                                                                        2,111,184         1,710,253       1,610,919
                                                                  ---------------    --------------     -----------

OPERATING LOSS                                                         (1,752,255)         (233,448)      (488,753)

OTHER INCOME (EXPENSE):
   Royalty income                                                          10,161            22,720          5,036
   Services income (Note 8)                                                                 372,233          2,989
   Interest income                                                          2,446             3,996          7,226
   Interest expense                                                      (475,732)         (394,547)      (301,710)
   Rental and other income (expense)                                       13,638            32,493        (14,885)
                                                                  ---------------    --------------     ---------
                                                                         (449,487)           36,895       (301,344)
                                                                  ---------------    --------------     ----------
NET LOSS                                                          $    (2,201,742)  $      (196,553)    $ (790,097)
                                                                  ===============   ===============     ==========

NET LOSS PER COMMON SHARE (Note 1)                                $          (.94)  $          (.08)    $     (.33)
                                                                  ===============   ===============     ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                   2,392,689         2,392,689      2,392,689
                                                                  ===============    ==============     ==========


See notes to financial statements.



NORTH ATLANTIC TECHNOLOGIES, INC.


STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                             COMMON STOCK                ACCUMULATED
                                                         SHARES          AMOUNT            DEFICIT           TOTAL

BALANCE AT DECEMBER 31, 1992                            2,392,689     $  3,047,804     $  (3,526,763)    $  (478,959)

   Net loss                                                                                 (790,097)       (790,097)
                                                     ------------     ------------     -------------     -----------

BALANCE AT DECEMBER 31, 1993                            2,392,689        3,047,804        (4,316,860)     (1,269,056)

   Net loss                                                                                 (196,553)       (196,553)
                                                     ------------     ------------     -------------     -----------

BALANCE AT DECEMBER 31, 1994                            2,392,689        3,047,804        (4,513,413)     (1,465,609)

   Net loss                                                                               (2,201,742)     (2,201,742)
                                                     ------------     ------------     -------------     -----------

BALANCE AT DECEMBER 31, 1995                            2,392,689     $  3,047,804     $  (6,715,155)    $(3,667,351)
                                                     ============     ============     =============     ===========


See notes to financial statements.


NORTH ATLANTIC TECHNOLOGIES, INC.


STATEMENTS OF CASH FLOWS (NOTE 1)
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                                                                1995            1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                            $  3,864,835     $ 6,942,810     $    5,511,032
   Cash paid to suppliers and employees                                      (4,356,884)     (6,177,650)        (5,433,788)
   Interest, rent, and royalties received                                        73,006          59,109             16,961
   Interest paid                                                               (341,567)       (395,188)          (296,846)
   Taxes paid                                                                       (57)           (801)            (3,562)
                                                                           ------------     -----------     --------------
         Net cash (used in) provided by operating activities                   (760,667)        428,280           (206,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from restricted cash                                                 39,500          57,169             33,991
   Capital expenditures                                                         (39,025)       (197,391)          (740,719)
   Proceeds from disposal of fixed assets                                           400
   (Additions) reductions of other assets                                           (26)         56,925             10,144
                                                                           ------------     -----------     --------------
         Net cash provided by (used in) investing activities                        849         (83,297)          (696,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                               1,860,000         689,425          2,025,000
   Payments of long-term debt                                                (1,096,959)     (1,042,912)        (1,137,550)
                                                                           ------------     -----------     --------------
         Net cash provided by (used in) financing activities                    763,041        (353,487)           887,450
                                                                           ------------     -----------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              3,223          (8,504)           (15,337)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   41,384          49,888             65,225
                                                                           ------------     -----------     --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $     44,607     $    41,384     $       49,888
                                                                           ============     ===========     ==============

RECONCILIATION OF NET LOSS TO NET CASH (USED IN)
     PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                $ (2,201,742)    $  (196,553)   $      (790,097)
   Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
     Depreciation and amortization                                              177,315         238,921            291,138
     Write-down of patent                                                       184,505
     (Gain) loss on disposal of equipment                                          (400)                             7,626
   Changes in assets and liabilities:
     Receivables                                                                329,318        (641,980)           923,195
     Inventories                                                                 58,433         (23,615)           (30,053)
     Other current assets                                                        59,022         (33,306)            35,978
     Accounts payable and accrued liabilities                                    30,317         944,175           (262,442)
     Net increase (decrease) in billings related to costs
       and estimated earnings on uncompleted contracts                          602,565         140,638           (381,548)
                                                                           ------------     -----------    ---------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        $   (760,667)    $   428,280    $      (206,203)
                                                                           ============     ===========    ===============


See notes to financial statements.


NORTH ATLANTIC TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Business - North Atlantic Technologies, Inc. (the Company) develops and utilizes advanced technology for the purpose of industrial energy recovery. The Company designs, manufactures, and markets worldwide to industrial companies a heat recovery system. The system utilizes a patented heat recovery device called Open Channel Air Preheater (OCAP), which is a design concept used by the Company in a broad range of products for energy recovery and environmental control applications.

       Basis of Presentation - The financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the 1993, 1994, and 1995 net losses, the Company's financial resources have been strained. As of December 31, 1995, current liabilities exceed current assets by $4,515,877 and the Company has a net capital deficiency of $3,667,351. In addition, on November 15, 1995, the Company defaulted on the payment of $1,993,000 of subordinated convertible debentures (see
       Note 4) and on February 1, 1996, (Petition Date) the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code (see Note 12). These factors, among others, indicate that the Company may be unable to continue as a going-concern for a reasonable period of time. The Company's continuation as a going-concern is dependent on its ability to generate sufficient cash flow from operations, renegotiate the maturities of its debt, obtain conversion of the subordinated debt or obtain additional financing to meet its obligations on a timely basis, and obtain court approval for its plan of reorganization. The Company's business is currently dependent on large projects in the industrial sector. These projects involve long order cycles, and exact order placement dates are beyond the control of the Company. While the Company utilizes a progress billing procedure, there are periods of net cash outflows when cash flow is of concern. During 1995, the Company was able to manage its normal operating cash flow through the use of internally generated funds and its established line of credit.

       The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

       Management has filed a plan for reorganization with the Bankruptcy Court (see Note 12). The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or
       (d) as to operations, the effect of any changes that may be made in its business. It is management's belief that the postponement of prepetition liabilities combined with improvement in the order backlog as of February 15, 1996 and cyclical demand for its products will enable the Company to maintain sufficient cash flow and profitability to continue as a going concern. In addition, the conversion of all subordinated convertible debentures to preferred and common stock, as proposed in the Company's plan of reorganization (see Note 12), will improve the working capital position of the Company as well as reduce the stockholders' deficit. Management also intends to investigate potential partnering relationships and other diversification opportunities.

       Revenue Recognition - Revenue earned and costs incurred on short-term contracts are recorded when the contracts have been completed. Revenue for large long-term contracts is recognized on the percentage-of-completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. Services income is recognized at the time the service is provided.

       The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. Unbilled receivables result when a contract has been completed but the final installment is not billed until a subsequent period, normally due to delays in shipping the unit.

       Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. When the revised estimates indicate losses, such losses are provided for currently.

       Restricted Cash - Restricted cash represented deposits held for letters of credit issued to customers as guarantees for job performance.

       Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

       Property and Equipment - Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from 2 to 20 years.

       Patent Rights - Prior to June 1995, patent rights were being amortized on a straight-line basis over 13 years, which was the remaining useful life of the patent when the patent was acquired. During the second quarter of 1995, management determined that the value of the patent had been impaired and the remaining carrying value was written off.

       Impairment of Long-Lived Assets - Management of the Company periodically reviews the carrying value of patents and other long-lived assets for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management would determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. During the second quarter of 1995, management determined that the value of the patent had been impaired and the remaining carrying value was written off.

       Warranty Reserve - Warranty reserve amounts have been provided for estimated potential costs of monitoring and adjusting OCAP heat exchanger units installed.

       Statement of Cash Flows - Cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid cash investments. Financing transactions not affecting cash included capital lease obligations of $26,210 which were incurred for the acquisition of equipment during the year ended December 31, 1993.

       Research and Development Costs - Research and development costs are expensed as incurred.

       Income Taxes - The Company utilizes the method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

       Net Loss per Share - Net loss per share has been computed using the weighted average number of common shares outstanding during each year. The shares issuable under the provisions of stock options and warrants and the shares issuable under the provisions of the convertible debentures have been excluded from the computations because their inclusion would be anti-dilutive in each of the years.

       Business Risks - The Company is susceptible to various risks due to the nature of its business. The Company operates in an industry which requires long lead times on contracts, and the Company often expends significant amounts of effort and cost in the proposal phase of a project, which may not lead to the placement of an order by the customer. Due to the significant cost to the customer of most projects that the Company is contracted to build, customers are sensitive to the interest rates they will have to pay to finance the project, exposing the Company to risks of interest rate fluctuations. Once an order is obtained, the Company manufactures a uniquely-designed product which must meet customer specifications, exposing the Company to various risks related to product performance. Also, the Company occasionally accepts orders denominated in a foreign currency, as well as sells products at prices denominated in dollars in foreign countries (see Note 7). Both of these situations expose the Company to risk of currency fluctuations, either directly as in the former case, or indirectly in the latter case by impacting the ultimate cost to the customer and thereby affecting the Company's competitiveness in foreign markets.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

       Fair Value Disclosures of Financial Instruments - The estimated fair value of cash and cash equivalents and accounts receivable approximates their carrying value due to the relatively short-term nature of the investments. The fair value of the line of credit borrowings approximates their carrying value because the line carries a floating interest rate and borrowings are guaranteed and collateralized by a security interest in substantially all of the Company's assets. The fair value of the mortgage note payable approximates its carrying value, as the note was recently entered into and is collateralized by a security interest in a portion of the Company's fixed assets. Because the subordinated debentures are in default at December 31, 1995 and are unsecured, and because the Company has filed a petition for reorganization under Chapter 11 of the Bankruptcy Code (see Note 12) and has a significant stockholders' deficit at December 31, 1995, the Company estimates that the fair value of the subordinated debentures is nominal.

2.     TRADE RECEIVABLES

                                                         December 31
                                                    1995           1994

       Completed contracts                    $   1,015,065   $   1,006,924
       Contracts-in-progress                         82,382          30,101
       Unbilled receivables                          40,600          84,065
       Retentions                                    20,280          57,586
                                              -------------   -------------
                                                  1,158,327       1,178,676
       Less allowance for doubtful accounts        (339,440)        (60,000)
                                              -------------   -------------
                                              $     818,887   $   1,118,676
                                              =============   =============

       Unbilled receivables become billable upon shipment of the completed units, which occurred subsequent to year end. All outstanding retentions at December 31, 1995 are expected to be collected during 1996.

3.     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                            December 31
                                                       1995            1994

       Costs incurred on uncompleted contracts    $      87,489   $     527,462
       Estimated earnings                                                69,540
                                                  -------------   -------------
                                                         87,489         597,002
       Less billings to date                            565,382         472,330
                                                  -------------   -------------
                                                  $    (477,893)  $     124,672
                                                  =============   =============

       These amounts are included in the balance sheets as of December 31, 1995 and 1994 under the following captions:

                                                                    1995            1994
       Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                 $        239,943
       Billings in excess of costs and estimated earnings
         on uncompleted contracts                                 $   (477,893)           (115,271)
                                                                  ------------    ----------------
                                                                  $   (477,893)   $        124,672
                                                                  ============    ================


4.     DEBT

                                                                                     December 31
                                                                              1995            1994
       Subordinated convertible debentures, due 1995; interest at
          12.5%; payable semiannually                                     $  1,993,000     $  1,993,000
       Borrowings under bank credit agreement; interest at prime
          rate (8.5% at December 31, 1995), secured by substantially all assets (except real property) of the Company and
          personal guarantee of a stockholder                                1,050,000          750,000
       Mortgage note, due 2000, interest at 12%; payable in monthly installments of $6,000, with all unpaid principal due in
          June 2000; secured by security interest in real property             493,843
       Capitalized lease obligations payable monthly through
          September 1998                                                        23,030           53,832
                                                                          ------------     ------------
                                                                             3,559,873        2,796,832
       Less current maturities                                               3,547,622        2,773,802
                                                                          ------------     ------------
       Net long-term debt                                                 $     12,251     $     23,030
                                                                          ============     ============

       The principal maturities of long-term debt at December 31, 1995 are as follows:

       Years ending December 31:
         1996                                             $    3,547,622
         1997                                                      5,960
         1998                                                      6,291
                                                          --------------
                                                          $    3,559,873
                                                          ==============

       The subordinated convertible debentures are convertible into common stock at $5.00 per share. Subject to certain conditions, the debentures are redeemable at the face amount in whole or in part at the option of the Company until maturity on November 15, 1995. The Indenture Agreement restricts payment of dividends and the purchase or redemption of common stock and warrants to purchase common stock. At December 31, 1995, the Company was in default on these debentures (see Note 12).

       During 1995, the Company obtained an amendment to the bank credit agreement extending the maturity date to January 1, 1996. The maximum borrowings available under the agreement are $1,450,000. At December 31, 1995, $312,882 was available for borrowing under the agreement after taking into account outstanding advances and standby letters of credit. The Company pays the stockholder who guarantees this debt an annual commitment fee of 4% of the maximum borrowings available plus 30% of the interest payable to the bank on a monthly basis and has granted this stockholder a subordinated (except for real property) security interest in substantially all assets of the Company. Guarantor payments to the stockholder totaled $84,190, $70,931, and $10,119 during the years ended December 31, 1995, 1994, and 1993, respectively. Due to cross-default provisions within the credit agreement, the Company was in default of the line of credit borrowings as of November 15, 1995 when it did not repay the subordinated convertible debentures. Also, the credit agreement expired on January 2, 1996 and the Company has not repaid the amounts borrowed. The bank has made no demand for payment, nor has it commenced any action against the guarantor as a result of these events (see Note
       12).

       During 1995, the Company obtained a $500,000 mortgage loan from a stockholder. The loan is evidenced by a mortgage note, which provides the stockholder a security interest in the land and building which comprise the Company's manufacturing facility in St. Paul. Total principal and interest payments made to the stockholder in 1995 were $36,005. The mortgage note contains provisions which allow the stockholder to demand payment if the Company is in default under any other borrowing agreements. Because the Company is in default of the payment of the subordinated convertible debt at December 31, 1995, the unpaid balance on the mortgage note has been classified as a current liability.

5.     STOCK OPTIONS AND WARRANTS

       In 1992, the Company's stockholders approved the adoption of a qualified stock option plan. Under the plan, as amended, 500,000 shares of the Company's common stock have been reserved for granting of options at exercise prices not less than the fair market value of the shares (110% of fair market value for persons owning more than 10% of the outstanding shares) at the date of the grant. Options granted under the plan may be granted at terms which expire up to ten years from the date of the grant.

       The following table summarizes stock option activity under the 1992 plan and a prior plan:

                                                    1995             1994             1993

       Options outstanding January 1                 345,000           385,000           410,000

          Granted ($1.50)                                                                  5,000
          Canceled ($1.50)                            (5,000)
          Canceled ($1.125)                          (60,000)
          Canceled ($.75)                                              (40,000)          (30,000)
                                              --------------   ---------------   ---------------

       Options outstanding at December 31            280,000           345,000           385,000
                                              ==============   ===============   ===============

       Exercise prices of outstanding options
          at December 31                      $        1.125   $   1.125-$1.50   $     .75-$1.50
                                              ==============   ===============   ===============

       Options exercisable at December 31            164,000           135,000           105,000
                                              ==============   ===============   ===============

       Exercise prices of exercisable options
          at December 31                      $        1.125   $   1.125-$1.50   $     .75-$1.50
                                              ==============   ===============   ===============



       Nonqualified stock options have also been granted, exercisable on approximately the same basis as the qualified options previously described, as follows:

                                                                                  1995           1994           1993

       Options outstanding January 1                                                40,000        40,000         40,000

          Granted ($1.125)                                                          56,000
          Canceled ($1.125)                                                        (14,000)
          Canceled ($1.75)                                                         (10,000)
                                                                            --------------   -----------   ------------

       Options outstanding at December 31                                           72,000        40,000         40,000
                                                                            ==============    ==========   ============

       Exercise prices of outstanding options at December 31                  $1.125-$1.75    $     1.75   $       1.75
                                                                            ==============    ==========   ============

       Options exercisable at December 31                                           24,000        16,000          8,000
                                                                            ==============    ==========   ============

       Exercise prices of exercisable options at December 31                  $1.125-$1.75    $     1.75   $       1.75
                                                                            ==============    ==========   ============

6.     COMMITMENTS AND CONTINGENCIES

       Leases - The Company leases office space and equipment and, until November 1993, leased manufacturing space. A director of the Company is part owner of the building in which the Company leases office space. Rent expense aggregated $77,298, $78,444, and $192,547 during the years ended December 31, 1995, 1994, and 1993, respectively, including payments made on the manufacturing facility which was purchased by the Company in November 1993. Future minimum operating lease commitments as of December 31, 1995 are as follows:

       Years ending December 31:
         1996                                                     $       74,466
         1997                                                             27,316
                                                                  --------------
                                                                  $      101,782
                                                                  ==============

       Postretirement Benefits - The Company does not have a plan to provide postemployment or postretirement medical or other benefits to any of its employees.

       Litigation - The Company periodically is involved in legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

       Other - At December 31, 1994, the Company had outstanding standby letters of credit totaling $39,500 which were secured by certificates of deposit and were classified as restricted cash on the balance sheet, as well as outstanding standby letters of credit totaling $86,910 and $63,877 at December 31, 1995 and 1994, respectively, which reduced available borrowings under the Company's line of credit.

7.     REVENUES

       The percentages of total revenue from sales to customers in excess of 10% of the total in the years ended December 31 were as follows:

                                            1995            1994            1993

       Customer A                           14%
       Customer B                           10
       Customer C                                           28%
       Customer D                                           10
       Customer E                                                            21%

       Sales for the years ended December 31 were made within the following geographic areas:

                               1995              1994             1993

       United States       $   2,955,024    $   4,642,756     $ 3,666,352
       Europe                    235,977          908,412         566,240
       Canada                     40,600          798,435         362,653
       Far East                  240,000          771,842          49,900
       Other export              212,400           66,110
                           -------------    -------------     -----------
                           $   3,684,001    $   7,187,555     $ 4,645,145
                           =============    =============     ===========

8.     SERVICES INCOME

       The Company has a marketing and manufacturing agreement with a German customer which allows that customer to sell, assemble, and install OCAP heat exchangers based on system designs provided by the Company. The Company receives a design fee, recorded as services income, for each system and manufactures some key components for sale to the customer for each system sold by this customer. During 1995, the Company sold $130,000 of components under the agreement. During 1994, the Company earned $372,234 in design fees and sold $749,433 of components under the agreement. There was no significant activity under the agreement during 1993.

9.     INCOME TAXES

       There is no provision for income taxes for the years ended December 31, 1995, 1994, or 1993 because the Company incurred a loss for which no benefit could be recognized at this time.

       Differences between the provision for income taxes at the federal statutory rate and the recorded provisions for the years ended December 31, 1995, 1994, and 1993 are summarized as follows:

                                                       1995               1994            1993

       Benefit at statutory rates                  $   (771,000)      $    (71,000)   $   (277,000)
       Other                                            (17,000)
       Change in valuation allowance resulting
          primarily from net operating loss             788,000             71,000         277,000
                                                   ------------       ------------    ------------
                                                   $          -        $         -     $         -
                                                   ============       ============    ============


       At December 31, 1995, the Company had net operating loss carryforwards of approximately $5,828,000 for federal tax reporting purposes. These carryforwards expire in varying amounts between 2001 and 2010. In addition, the Company has unused tax credits for capital investment and research and development activities of approximately $85,000 which are available to offset future income tax liabilities and expire between 1996 and 2001.

       Net deferred tax assets at December 31, 1995 and 1994 are comprised of the following:

                                                                         1995              1994
       Current:
         Warranty reserve                                          $       29,000   $      20,000
         Allowance for doubtful accounts                                  122,000          22,000
         Accrual for medical claims                                                         7,000
         Inventory costs capitalized for income tax purposes                               15,000
         Less valuation allowance                                        (151,000)        (64,000)
                                                                   --------------     -----------
              Net current tax benefit of temporary differences     $           -      $         -
                                                                   ==============     ===========

       Noncurrent:
         Excess of book over tax depreciation                      $      103,000   $      95,000
         Net operating loss carryforwards                               2,094,000       1,401,000
         Tax credits                                                       85,000          85,000
         Less valuation allowance                                      (2,282,000)     (1,581,000)
                                                                   --------------     ------------
              Net noncurrent tax benefit of temporary differences  $           -      $         -
                                                                   ==============     ============

10.    EMPLOYEE RETIREMENT PLAN

       The Company's Board of Directors adopted a 401(k) plan effective July 1, 1991 covering substantially all of its employees. Eligible employees may elect to defer a portion of their compensation, up to 15%, by making contributions to the plan. Employer matching contributions, subject to adjustment by the Board of Directors semiannually, are equal to 50% of each employee's contribution, up to 2-1/2% of each employee's compensation. Employer contributions totaled $24,437, $31,045, and $32,821 for the years ended December 31, 1995, 1994, and 1993, respectively.

11.    OTHER RECEIVABLE AND PAYABLES

       During 1994, the Company became aware of two heat exchangers sold through the Company's German customer which were not performing up to specifications and required rework to make them perform satisfactorily. The cost of this rework has been accrued as an other accounts payable. One of these units was sold during a time period when the Company had coverage under a liability insurance policy covering design errors. The Company has recognized a receivable of $171,404 and $200,933 at December 31, 1995 and 1994, net of a deductible of approximately $32,000, related to the cost incurred on the unit covered by insurance.

       In December 1995, the Company received notice from the insurance company that it was prepared to settle the claim in an amount sufficient to cover the receivable recorded by the Company. However, the Company has been experiencing difficulties resolving this and other matters which arose with the German customer during 1995. Therefore, the Company has increased its allowance for doubtful accounts to effectively reduce the net amount receivable from the customer to zero.

12.    SUBSEQUENT EVENTS

       On February 1, 1996, the Company (the Debtor) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, certain claims against the Debtor in existence prior to filing of the petition for reorganization are stayed while the Debtor continues business operations as debtor-in-possession. Claims secured against the Debtor's assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured by liens on substantially all the assets of the Debtor.

       It is the intention of management, as filed with the Bankruptcy Court in the Plan of Reorganization, to 1) effect a debt for equity exchange with all debenture holders, 2) revise the structure and term of the Company's bank debt, and, 3) fully liquidate all unsecured liabilities of the Company as of the Petition Date. The Plan of Reorganization is subject to a vote of all impaired classes of creditors and equity security holders and the approval of the Bankruptcy Court. Although the Company and the Official Joint Committee of Unsecured Creditors are both proponents of the plan, the timetable and ultimate structure for the reorganization process is yet to be determined and finalized.

       Under the terms of the Plan of Reorganization, $500,000 of the line of credit borrowings would be converted to a five-year note bearing interest at a rate of up to 12%, with the remainder, including an additional $200,000 in financing which will become available upon approval of the plan, being financed under a new line of credit at comparable rates with required monthly reductions of $25,000 commencing May 1, 1996. The subordinated debentures will be exchanged for a combination of common and preferred stock. Noteholders will be issued one share of common stock for each $1.50 owed by the Company. In addition, they will receive one share of convertible preferred stock at $.01 par value with a $25 redemption value per share for each $100 owed to them by the Company under the debenture. Dividends will be paid on the preferred stock only at the discretion of the Board of Directors. Any unredeemed preferred stock will automatically become common stock on a share per share basis after three years from the original date of issuance. The mortgage note will be repaid in accordance with its original terms, and all other unsecured claims will be paid 100% in the ordinary course of the Company's business in accordance with their original terms. Common shareholders will receive one share of common stock in return for the cancellation of three shares presently owned.

       In January 1996, 750,000 shares of common stock were issued to Bruce A. Watson and 150,000 common stock shares were issued to Michael L. Pringle in exchange for services. The common shares were issued at a value of $.01 per share.


                        NORTH ATLANTIC TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                INDEX TO EXHIBITS


Item     Description                                                                                                  Page

10.24  Mortgage Note dated June 16, 1995, issued by the Registrant                                                    _____
         to WDH Investments Co.

10.25  Combination Mortgage, Security Agreement, Fixture Financing                                                    _____
         Statement and Assignment of Rents between Registrant and WDH Investments Co., dated
         June 16, 1995.

10.26  Tenth Amendment dated March 28, 1995 to Credit                                                                 _____
         Agreement between the Registrant and First Bank National Association originally dated
         December 21, 1987.

10.27  Eleventh Amendment (First) dated May 8, 1995 to Credit                                                         _____
         Agreement between the Registrant and First Bank National Association originally dated
         December 21, 1987.

10.28  Eleventh Amendment (Second) dated August 31, 1995 to Credit                                                    _____
         Agreement between the Registrant and First Bank National Association originally dated
         December 21, 1987.

10.29  Twelfth Amendment dated October 31, 1995 to Credit                                                             _____
         Agreement between the Registrant and First Bank National Association originally dated
         December 21, 1987.

10.30  Security Agreement dated May 8, 1995 between the                                                               _____
         Registrant and First Bank National Association.

27       Financial Data Schedule.                                                                                     _____
