Form 10QSB
period 1996-03-31
NORTH ATLANTIC TECHNOLOGIES INC
filed 1996-05-15
CIK 706021

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

X Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For quarterly period ended: March 31, 1996 or

___      Transition report under Section 13 or l5(d) of the Exchange Act of 1934

         For the transition period from _____ to _____

         Commission File Number:  2-85984-C

                        North Atlantic Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)


            Minnesota                                     41-1390785
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)


8120 Penn Avenue South, Suite 435, Bloomington, Minnesota          5543l
         (Address of principal executive offices)                (Zip Code)


Issuer's telephone number 612-888-8553


- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 3,292,689 common shares as of March 31, 1996.


Transitional business format?            Yes_____             No   X


PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS



                        NORTH ATLANTIC TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                            MARCH 31,     DECEMBER 31,
                             ASSETS                            1996          1995
                                                           -----------    -----------
CURRENT ASSETS
         Cash and equivalents                              $    44,092    $    44,607
         Trade accounts receivable, net of allowance for
            doubtful accounts of $339,440 at March 31,
            1996 and at December 31, 1995                    1,086,230        818,887
         Other receivable                                      171,404        171,404
         Inventories                                           149,458        145,356
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                  256,941
         Other current assets                                   25,424         29,029
                                                           -----------    -----------

                  Total current assets                       1,733,549      1,209,283

PROPERTY AND EQUIPMENT
         Land                                                   92,510         92,510
         Buildings and leasehold improvements                  692,441        692,441
         Machinery and equipment                             1,211,914      1,211,914
         Office furniture and equipment                        155,158        153,945
         Automobiles                                            11,666         11,666
                                                           -----------    -----------
                  Totals                                     2,163,689      2,162,476
         Less accumulated depreciation                      (1,344,542)    (1,305,351)
                                                           -----------    -----------

                  Net property and equipment                   819,147        857,125

OTHER ASSETS                                                    12,399          3,652
                                                           -----------    -----------

                                                           $ 2,565,095    $ 2,070,060
                                                           ===========    ===========



See notes to financial statements.



ITEM 1 (Continued)

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                    MARCH 31,    DECEMBER 31,
                     LIABILITIES AND EQUITY                           1996           1995
                                                                   -----------    -----------
LIABILITIES NOT SUBJECT TO COMPROMISE
     Current liabilities
        Postpetition
         Trade accounts payable                                    $   729,785           --
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                           129,290           --
         Accrued liabilities:
           Taxes other than income                                       6,329           --
           Compensation                                                 47,690           --
           Interest                                                     17,708           --
           Other                                                        11,078           --
                                                                   -----------    -----------

                                                           Total       941,880           --
        Prepetition (See Note 3)
         Current maturities of long-term debt                      $ 1,846,565    $ 3,547,622
         Trade accounts payable                                        454,495        878,422
         Other accounts payable                                        393,428        393,428
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                          --          477,893
         Accrued liabilities:
            Taxes other than income                                       --           15,219
            Warranty reserve                                           175,000        200,000
            Compensation                                                31,309         42,198
            Interest                                                      --          170,378
            Other                                                       87,830           --
                                                                   -----------    -----------
                                                          Totals     2,988,627      5,725,160

                   Total current liabilities                         3,930,507      5,725,160

     Lease obligations, net of current maturities                       14,957         12,251

                           Total liabilities not subject
                               to compromise                         3,945,464      5,737,411

LIABILITIES SUBJECT TO COMPROMISE (SEE NOTE BELOW)                   2,169,426           --
                                                                   -----------    -----------

                            Total liabilities                        6,114,890      5,737,411

STOCKHOLDER'S DEFICIT
         Common stock, no par value; authorized
            5,000,000 shares; issued and outstanding
            2,392,689 at December 31, 1995, and
            3,292,689 at March 31, 1996                              3,056,804      3,047,804
         Accumulated deficit                                        (6,606,599)    (6,715,155)
                                                                   -----------    -----------

                  Total stockholders' deficit                       (3,549,795)    (3,667,351)
                                                                   -----------    -----------

                                                                   $ 2,565,095    $ 2,070,060
                                                                   ===========    ===========


See notes to financial statements.

Note:  Liabilities subject to compromise consist of the
          following:
                  Subordinated convertible debentures               $1,993,000
                  Related debenture interest payable                   176,426
                                                                    ----------
                                                                    $2,169,426
                                                                    ==========


ITEM 1 (Continued)

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Quarter Ended March 31
                                                       ----------------------
                                                        1996           1995
                                                     -----------    -----------
REVENUES                                             $ 1,394,512    $ 1,838,998
COST OF REVENUES                                         883,617      1,474,442
                                                     -----------    -----------
    GROSS PROFIT                                         510,895        364,556

OPERATING COSTS                                          310,996        428,245
                                                     -----------    -----------

OPERATING INCOME (LOSS)                                  199,899        (63,689)

OTHER INCOME (EXPENSE)
         Royalty and services income                       6,245          1,244
         Interest expense (contractual interest in
            1996 was $123,891)                           (82,372)      (105,284)
         Rental and other income                          10,350         27,949
                                                     -----------    -----------

                                                         (65,777)       (76,091)
                                                     -----------    -----------


INCOME(LOSS) BEFORE REORGANIZATION ITEM                  134,122       (139,780)

REORGANIZATION ITEM, PROFESSIONAL FEES                    25,566           --
                                                     -----------    -----------

NET INCOME (LOSS)                                    $   108,556    ($  139,780)
                                                     ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:                  $       .04    ($      .06)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              3,015,766      2,392,689
                                                     ===========    ===========


See notes to financial statements



ITEM 1 (Continued)

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Quarter Ended March 31
                                                                                    ----------------------
                                                                                      1996          1995
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                                   $   777,708    $ 1,088,775
   Cash paid to suppliers & employees                                              (1,021,749)    (1,533,024)
   Interest, rent and royalties received                                               17,453         28,466
   Interest paid                                                                      (58,616)       (45,436)
                                                                                  -----------    -----------

                  Net cash used in operating activities                              (285,204)      (461,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (1,213)       (17,211)
   Proceeds from disposal of fixed assets                                                --              400
   Additions of other assets                                                           (8,747)          --
                                                                                  -----------    -----------

                  Net cash used in investing activities                                (9,960)       (16,811)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                       300,000        500,000
   Payments of long-term debt                                                          (5,351)       (23,636)
                                                                                  -----------    -----------

                  Net cash provided by financing activities                           294,649        476,364
                                                                                  -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (515)        (1,666)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       44,607         41,384
                                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    44,092    $    39,718
                                                                                  ===========    ===========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
   OPERATING ACTIVITIES:
       Net Income (loss)                                                          $   108,556    $  (139,780)
       Adjustments to reconcile net income (loss) to net cash provided by (used
         in) operating activities:
         Depreciation and amortization                                                 39,191         50,141
         Stock issued for compensation                                                  2,250
         Gain on disposal of equipment                                                   --             (400)
       Changes in assets and liabilities:
         Receivables                                                                 (267,343)      (684,354)
         Inventories                                                                   (4,102)       (73,041)
         Other current assets                                                          10,355         12,210
         Accounts payable and accrued liabilities                                     431,433        337,709
         Net increase (decrease) in billings related to costs
           and estimated earnings on uncompleted contracts                           (605,544)        36,296
                                                                                  -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                             $  (285,204)   $  (461,219)
                                                                                  ===========    ===========



See notes to financial statements


 Item I (continued)


                           NORTH ATLANTIC TECHNOLOGIES
                             (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     1. The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made.

          The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the 1993, 1994 and 1995 net losses, the Company's financial resources have been strained. As of March 31, 1996, current liabilities exceed current assets by $2,221,958 and the Company has a net capital deficiency of $3,574,795. In addition, on February 1, l996, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. A Plan of Reorganization was initially confirmed by the United States Bankruptcy Court on April 19, 1996 and approved on May 7, 1996, as amended (See Note 3). These factors, among others, indicate that the Company may be unable to continue as a going-concern for a reasonable period of time. In addition to emergence from Chapter 11 (as discussed in Item 2), the Company's continuation as a going-concern is dependent on its ability to generate sufficient cash flow from operations, and obtain additional financing to meet its obligations on a timely basis. The Company's business is currently dependent on large projects in the industrial sector. These projects involve long order cycles, and exact order placement dates are beyond the control of the Company. While the Company utilizes a progress billing procedure, there are periods of net cash outflows when cash flow is of concern. During l995 and through March 31, 1996, the Company was able to manage its normal operating cash flow through the use of internally generated funds and its established line of credit.

     2. Earnings per share - when calculated on a fully diluted basis, per share amounts and average shares outstanding are identical to the amounts shown in the Statement of Operations.

          In January, 1996, 900,000 shares of the Company's common stock were issued at a market value of $.01 per share. The market value of the shares total $9,000 and is being charged to expense during 1996.

     3. Subsequent Event - On February 1, 1996 the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As stated in Note 1, the Plan of Reorganization was approved, as amended, on May 7, 1996. The Plan of Reorganization provided that:

     a) Subordinated Debenture Holders will receive one share of common stock for each $1.50 owed by the Company. In addition, each debenture holder will receive one share of convertible preferred stock at $0.01 par value, with $25 redemption value for each $100 of debenture debt of the Company, and

     b) Each existing equity holder will be issued one share of common stock in return for the cancellation of three shares owned by the shareholder.

     c) $500,000 of the line of credit borrowings would be converted to a five-year note bearing interest at a rate of up to 12%, with the remainder, including an additional $200,000 in financing which will become available upon approval of the plan, being financed under a new line of credit at comparable rates with required monthly reductions of $25,000 commencing May 1, 1996. It has been subsequently agreed to defer reduction of the line of credit in $25,000 increments until August 1, 1996. On May 8, 1996 a note was signed with the foregoing terms.

     d) All other general creditors claims will be settled in full upon a schedule to be agreed upon between the Company and its creditors.

     Under the terms of the Plan of Reorganization, Debenture Holders will receive 1,446,284 newly-issued common shares, and 21,695 newly-issued preferred shares.

     Following the 3-for-1 reverse split of the no par common stock, 3,292,689 common shares will be canceled and replaced with 1,097,563 newly-issued common shares.

     The total outstanding common shares following the above common stock adjustments will be 2,543,847. If the adjustments occurred on January 1, 1996, supplemental earnings per share for the first quarter of 1996 would have been unchanged as reported at $.04.

     The adjustments to reflect the consummation of the Plan have not been recorded in the accompanying financial statements.

     For the second quarter of 1996, the Company expects to record an extraordinary gain in the amount of $2,154,746 from the conversion of Subordinated Convertible Debentures into capital stock.

     Upon emerging from Chapter 11, the reorganization value of the assets immediately before the date of confirmation will be less than the total of all postpetition liabilities and allowed claims, and since holders of existing voting shares immediately before confirmation will receive less than 50 percent of the voting shares of the emerging entity, the Company will adopt Fresh-Start reporting in the second quarter, 1996.


                         PART 1 - FINANCIAL INFORMATION


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 1, 1996 the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As stated in Note 1, the Plan of Reorganization was approved, as amended, on May 7, 1996. The Plan of Reorganization provided that:

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

3. $500,000 of the line of credit borrowings would be converted to a five-year note bearing interest at a rate of up to 12%, with the remainder, including an additional $200,000 in financing which will become available upon approval of the plan, being financed under a new line of credit at comparable rates with required monthly reductions of $25,000 commencing May 1, 1996. It has been subsequently agreed to defer reduction of the line of credit in $25,000 increments until August 1, 1996. On May 8, 1996 a note was signed with the foregoing terms.

4. All other general creditors claims will be settled in full upon a schedule to be agreed upon between the Company and its creditors.

Revenues of $1,394,512 reflect a decrease of 24% from the $1,838,998 in revenues reported for the similar 3 month period in 1995. The revenue decline is offset, however, by the higher gross profit orders completed in the 3 months ended March 31, l996. Gross profit improved 33% to 35% in l996 from 20% in l995. The primary reason for the reduced gross profit in l995 were competitive pressures affecting pricing and underutilization of production facilities which results in increased inventory absorption of fixed costs per project. The order backlog at March 31, 1996 was $916,650 ($1,512,450 at April 26, 1996) compared to $1,036,000 at March
31, 1995.

Operating costs as a percent of revenues for the first quarter were 22% in l996 and 23% in l995. The relatively constant percentage comparison for the two periods while experiencing a decrease in revenue reflects realization of cost containment goals and productivity improvements.

Interest expense for the first quarter was $82,372 in 1996 and $105,284 in 1995. The change of $22,912 is accounted for by approximately $41,500 in interest expense on subordinated debentures which are subject to compromise, and an increased borrowing level in the bank line of credit and mortgage loan (which was executed in June, 1995).

The working capital position of the Company improved by $2,293,919 at March 31, 1996, which was almost solely accounted for by the reclassification of Subordinated Debentures payable (and related interest) to liabilities subject to compromise. This position will be improved further after rescheduling the bank line of credit and mortgage loan (both in default at March 31, 1996) in the combined amount of $1,833,890, as set forth in the Plan of Reorganization.

As of March 31, 1996, the Company was fully drawn on its available line of credit in the amount of $1,450,000, which includes approximately $100,000 in certain standby letters of credit. There are no assurances that any further funding will be available from current sources, or that the current sources (when renewed) will be sufficient. If these resources are insufficient, other sources of funding would need to be developed. There are also no assurances that such funding would be available or that the terms of such funding would be on terms acceptable to the Company.

The Company's accumulated net losses have created a deficiency in stockholders' equity in the amount of $3,574,795. The Company believes that the Plan of Reorganization, specifically the conversion of the debentures to equity and the cancellation of the debenture interest, and the improvement in the global marketplace for its products will strengthen its position as a going concern. However, the Company's ability to operate as a going concern is subject to a number of risks and uncertainties including the Company's ability to generate sufficient funds from operations and the demand for the Company's products, which is subject to general economic, competitive and industry-specific conditions.


                           PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On February 1, 1996, North Atlantic Technologies, Inc. (the "Company") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Minnesota (the "Bankruptcy Court"), case No. 3-96-0526. On April 19, 1996, the Bankruptcy Court entered an Order confirming the Company's Amended Plan of Reorganization dated March 8, 1996 (the "Plan"), and the Company's Second Amended Disclosure Statement dated March 13, 1996 (the "Disclosure Statement"). On April 26, 1996, the Company filed a Motion to Amend the Plan of Reorganization which was granted by the Bankruptcy Court on May 7, 1996. The amendment was not substantive, and dealt only with the mechanics of the contemplated reorganization transactions.

Item 2.  Changes in Securities.

         On April 19, 1996, the Bankruptcy Court entered an Order confirming the Plan and approved on May 7, 1996, a Motion to Amend the Plan. Under the terms of the Plan the Company will effect a 1-for-3 reverse split of its no par common stock ("Old Common Stock"), which is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, issued and outstanding as of the date of the Plan's confirmation. In accordance with the Plan, on May 9, 1996 the Company declared the reverse split which will become effective at the close of business on May 31, 1996 for shareholders of record as of the close of business on May 21, 1996. The 3,292,689 shares of Old Common Stock which were issued and outstanding as of the record date will become approximately 1,097,563 shares of newly-authorized $0.01 par value common stock ("New Common Stock").

         In addition, in accordance with the Plan, the Company's issued and outstanding 12.5 percent Subordinated Convertible Debentures ("Debentures") will be exchanged for a combination of New Common Stock and newly-authorized preferred stock ("Preferred Stock"). On May 9, 1996 the Company declared the exchange which will become effective at the close of business on May 31, 1996 for Debenture holders of record as of the close of business on May 21, 1996. In exchange for their Debentures, holders will receive a total of approximately 1,446,284 shares of New Common Stock and a total of approximately 21,695 shares of Preferred Stock. Each share of Preferred Stock will be convertible into one share of New Common Stock voluntarily through June 1, 1999, and will automatically become New Common Stock after June 1, 1999. Holders of shares of Preferred Stock will have one vote for each share of Preferred Stock held, and will be entitled to cast that vote as a class on all matters brought to a vote before the holders of Preferred Stock, and with all other capital stock holders on all matters brought before the Company's shareholders generally.

         After giving effect to the Plan, the collective ownership interest in the Company of holders of shares of the Company's Old Common Stock will effectively decrease from 100% to approximately 43%. In the case of a liquidation of the Company, holders of Preferred Stock will be entitled to receive up to $25 in value from the assets available for distribution to equity stock holders before any distribution may be made to holders of New Common Stock. Dividends will be paid on the Preferred Stock at the discretion of the Board of Directors. However, dividends may not be paid on New Common Stock unless like dividends per share are paid on Preferred Stock.

Item 3.  Defaults Upon Senior Securities.

         Upon confirmation of the Plan by the Bankruptcy Court the Company's two defaults have been eliminated. From November 15, 1995 through the Plan confirmation date the Company had been in default under the terms of the Indenture dated December 31, 1985 which governs the Company's outstanding Debentures. From November 15, 1995 through the Plan confirmation date the Company had also been in default under the terms of the Company's Line of Credit Agreement with First Bank, N.A., as amended.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                  27                Financial Data Schedule

                  (b)      Reports on Form 8-K.

         On February 13, 1996 the Company filed a Current Report on Form 8-K reporting the filing by the Company on February 1, 1996 of a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. No financial statements were included in the filing of the Current Report.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

North Atlantic Technologies, Inc.

  /s/  Bruce A. Watson                                              May 14, 1996
Bruce A. Watson
Chief Executive Officer
(principal executive officer) and Chief Financial
Officer (principal financial officer and principal
accounting officer)