Form 10QSB
period 1996-06-30
NORTH ATLANTIC TECHNOLOGIES INC
filed 1996-08-16
CIK 706021

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For quarterly period ended:  June 30, 1996 or

[ ]      Transition report under Section 13 or l5(d) of the Exchange Act of 1934

         For the transition period from _________ to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Check whether registrant filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes __X__ No ____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date; 2,546,689 common shares as of June 30, 1996.

Transitional small business disclosure format?  Yes ____  No __X__


PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                           SUCCESSOR COMPANY  PREDECESSOR COMPANY
                                                                JUNE 30,          DECEMBER 31,
                             ASSETS                              1996                 1995
                                                           -----------------  -------------------
CURRENT ASSETS
         Cash and equivalents                                 $   233,307       $    44,607
         Trade accounts receivable, net of allowance for
            doubtful accounts of $339,440 at June 30,
            1996 and at December 31, 1995                       1,626,465           818,887
         Other receivable                                         171,404           171,404
         Inventories                                              128,746           145,356
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                      50,870
         Other current assets                                      11,466            29,029
                                                              -----------       -----------

                  Total current assets                          2,222,258         1,209,283

PROPERTY AND EQUIPMENT
         Land                                                     695,792            92,510
         Buildings and leasehold improvements                     692,441           692,441
         Machinery and equipment                                1,211,914         1,211,914
         Office furniture and equipment                           159,923           153,945
         Automobiles                                               11,666            11,666
                                                              -----------       -----------
                  Totals                                        2,771,736         2,162,476
         Less accumulated depreciation                         (1,108,431)       (1,305,351)
                                                              -----------       -----------

                  Net property and equipment                    1,663,305           857,125

OTHER ASSETS
         Patent rights, less accumulated amortization
            of $2,500                                              97,500
         Reorganization value in excess of amounts
            allocable to identifiable assets, less
            accumulated amortization of $10,480                   410,424
         Other                                                     12,399             3,652
                                                              -----------       -----------

                   Total other assets                             520,323             3,652
                                                              -----------       -----------

                                                              $ 4,405,886       $ 2,070,060
                                                              ===========       ===========

See notes to financial statements.

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                               SUCCESSOR COMPANY  PREDECESSOR COMPANY
                                                                   JUNE 30,         DECEMBER 31,
                     LIABILITIES AND EQUITY                          1996              1995
                                                               -----------------  -------------------
CURRENT LIABILITIES
      Current maturities of long-term debt                         $ 1,159,812      $ 3,547,622
      Trade accounts payable                                         1,190,311          878,422
      Other accounts payable                                           393,428          393,428
      Billings in excess of costs and estimated earnings on
         uncompleted contracts                                         218,049          477,893
      Accrued liabilities:
        Taxes other than income                                         43,546           15,219
        Warranty reserve                                               150,000          200,000
        Compensation                                                    54,995           42,198
        Interest                                                        13,910          170,378
        Other                                                          110,214
                                                                   -----------      -----------

                    Total current liabilities                        3,334,265        5,725,160

LONG-TERM DEBT, NET OF CURRENT MATURITIES
      Note payable to Bank                                             402,093
      Mortgage note payable                                            473,004
      Lease obligations                                                 13,716           12,251
                                                                   -----------      -----------
                    Total Long-Term Debt                               888,813           12,251

                         Total Liabilities                           4,223,078        5,737,411

STOCKHOLDER'S EQUITY (DEFICIT)
         Preferred stock, Series A Convertible, $.01 par
           value; authorized 22,000 shares, 21,600
           shares to be issued under Plan of
           Reorganization                                                  216
         Common stock, no par value; authorized
           5,000,000 shares; issued and outstanding
           2,392,689 at December 31, 1995; shares to be
           canceled under Plan of Reorganization                                      3,047,804
         Common stock, $.01 par value; authorized
           5,000,000 shares, 2,546,689 shares to be
           issued under Plan of Reorganization                          25,467
         Retained earnings (deficit)                                   157,125       (6,715,155)
                                                                   -----------      -----------
                         Total stockholders' equity (deficit)          182,808       (3,667,351)
                                                                   -----------      -----------
                                                                   $ 4,405,886      $ 2,070,060
                                                                   ===========      ===========

See notes to financial statements.


                        NORTH ATLANTIC TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                SUCCESSOR COMPANY                     PREDECESSOR COMPANY
                                                -----------------    -----------------------------------------------------
                                                 3 MONTHS ENDED      3 MONTHS ENDED      3 MONTHS ENDED     6 MONTHS ENDED
                                                  JUNE 30, 1996      MARCH 31, 1996       JUNE 30, 1995      JUNE 30, 1995
                                                -----------------    --------------      --------------      -------------
                                                                       Debtor-in-
                                                                       Possession
                                                                      -----------
REVENUES                                          $ 1,686,381         $ 1,394,512         $   913,321         $ 2,752,319
COST OF REVENUES                                    1,068,472             883,617             892,572           2,367,014
                                                  -----------         -----------         -----------         -----------
       Gross Profit                                   617,909             510,895              20,749             385,305

OPERATING COSTS                                       427,784             310,996             493,631             921,876
                                                  -----------         -----------         -----------         -----------

       Operating Income (Loss)                        190,125             199,899            (472,882)           (536,571)

OTHER INCOME (EXPENSE)
    Royalty and services income                        14,239               6,245              (2,135)               (891)
    Interest expense (contractual interest
       for 3 months ended March 31, 1996
       was $123,891)                                  (57,264)            (82,372)           (115,081)           (220,365)
    Rental and other income                            10,025              10,350              13,396              41,345
    Write-down of patent                                                                     (184,505)           (184,505)
                                                  -----------         -----------         -----------         -----------
                                                      (33,000)            (65,777)           (288,325)           (364,416)
                                                  -----------         -----------         -----------         -----------

INCOME (LOSS) BEFORE
  REORGANIZATION ITEM
  AND EXTRAORDINARY GAIN                              157,125             134,122            (761,207)           (900,987)

REORGANIZATION ITEM,
  PROFESSIONAL FEES                                                        25,566
                                                  -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                 $   157,125         $   108,556         ($  761,207)        ($  900,987)
                                                  ===========         ===========         ===========         ===========

NET INCOME (LOSS) PER
  COMMON SHARE                                    $       .06         $       .04         ($      .32)        ($      .38)

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                                       2,546,689           3,015,766           2,392,689           2,392,689
                                                  ===========         ===========         ===========         ===========

See notes to financial statements


                        NORTH ATLANTIC TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SUCCESSOR COMPANY         PREDECESSOR COMPANY
                                                               -----------------   ---------------------------------
                                                               3 MONTHS ENDED      3 MONTHS ENDED     6 MONTHS ENDED
                                                               JUNE 30, 1996       MARCH 31, 1996      JUNE 30, 1995
                                                               -----------------   --------------      -------------
                                                                                     Debtor-in-
                                                                                     Possession
                                                                                     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                 $ 1,234,905         $   777,708         $ 2,394,138
   Cash paid to suppliers & employees                            (1,191,229)         (1,021,749)         (2,908,959)
   Interest, rent and royalties received                             24,264              17,453              48,997
   Interest paid                                                    (61,063)            (58,616)           (221,152)
                                                                -----------         -----------         -----------
               Net cash provided by (used in) operating
               activities                                             6,877            (285,204)            686,976

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (4,765)             (1,213)            (20,541)
   Proceeds from restricted cash                                                                             39,500
   Additions of other assets                                           --                (8,747)               --
                                                                -----------         -----------         -----------
               Net cash provided by (used in) investing
                 activities                                          (4,765)             (9,960)             18,959

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                     700,000             300,000           1,450,000
   Payments of long-term debt                                      (512,897)             (5,351)           (785,735)
                                                                -----------         -----------         -----------
               Net cash provided by financing activities            187,103             294,649             664,265
                                                                -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                              189,215                (515)             (3,752)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                          44,092              44,607              41,384
                                                                -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                     $   233,307         $    44,092         $    37,632
                                                                ===========         ===========         ===========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
   OPERATING ACTIVITIES:
       Net Income (loss)                                        $   157,125         $   108,556         ($  900,987)
       Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities:
         Depreciation and amortization                               58,736              39,191             281,576
         Stock issued for compensation                                2,250               2,250
         Gain on disposal of equipment                                                                         (400)
       Changes in assets and liabilities:
         Receivables                                               (540,235)           (267,343)            (63,338)
         Inventories                                                 20,712              (4,102)             33,085
         Other current assets                                        13,958              10,355              53,963
         Accounts payable and accrued liabilities                      (499)            431,433            (210,373)
         Net increase (decrease) in billings related to
           costs and estimated earnings on uncompleted
           contracts                                                294,830            (605,544)            119,498
                                                                -----------         -----------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                   $     6,877         ($  285,204)        ($  686,976)
                                                                ===========         ===========         ===========

See notes to financial statements.


                           NORTH ATLANTIC TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. On February 1, 1996 the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Plan of Reorganization was approved on April 19, 1996, and amended on May 7, 1996. The accompanying financial statements for the 3 months ended June 30, 1996 are presented as if the Plan of Reorganization was effective as of April 1, 1996. The Plan of Reorganization provided that:

     a) Subordinated Debenture Holders will receive one share of common stock for each $1.50 owed by the Company. In addition, each debenture holder will receive one share of convertible preferred stock at $0.01 par value for each $100 of debenture debt of the Company, and

     b) Each existing stockholder will be issued one share of common stock in cancellation of three shares owned by the shareholder, effective for shareholders of record on May 21, 1996.

     c) $500,000 of the line of credit borrowings will be converted to a five-year note bearing interest at a rate of up to 12%, with the remainder, including an additional $200,000 in financing which become available upon approval of the Plan, being financed under a new line of credit at comparable rates with required monthly reductions of $25,000 commencing May 1, 1996. It has been subsequently agreed to defer reduction of the line of credit in $25,000 increments until August 1, 1996. (On May 8, 1996 a note was signed with the foregoing terms.)

     d) All other general creditors claims will be settled in full upon a schedule to be agreed upon between the Company and its creditors.

     Under the terms of the Plan of Reorganization, Debenture Holders will receive 1,447,366 newly-issued common shares, and 21,600 newly-issued redeemable preferred shares.

     The 3,292,689 shares of no par common stock will be canceled and replaced with 1,099,323 newly-issued common shares.

     The total outstanding common shares following the above common stock adjustments will be 2,546,689. If the adjustments occurred on January 1, 1996, supplemental earnings per share for the first quarter of 1996 would have been unchanged as reported at $.04.

2.   Fresh Start Reporting

     Under the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", the Company was required to apply "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. The financial statements of the reorganized entity are referred to herein as the Successor Company and the financial statements of the Company up to the date the Plan was implemented are referred to herein as the Predecessor Company.

     To determine an estimate of its reorganization value, the Company utilized a combination of the estimated proceeds and recovery it would obtain from its assets and the value of its capital structure as perceived by the Company and others. Based upon these factors, the Company established a reorganization value (total assets less liabilities) of the reorganized entity of $25,683. The Company allocated the reorganization value to the net book value of tangible assets as follows:

            Land                                 $603,282
            Machinery and Equipment               268,759
            Office Furniture and Equipment         13,107
            Patent                                100,000
                                                 --------
                                                 $985,148
                                                 ========

     Under the provisions of Statement of Position 90-7, the difference between the reorganization value of the assets and the fair value assigned to specific tangible and identified intangible assets was reported as an intangible asset identified as "reorganization value in excess of amounts allocable to identified assets." This amount will be amortized over 10 years.

     In addition, the Accumulated Deficit of the Company was eliminated and its capital structure was recast in conformity with the approved Plan of Reorganization. As such, the Balance Sheet of the Company as of June 30, 1996 represents that of a Successor Company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not entirely comparable with prior periods.

     The following table summarizes the adjustments required to record the reorganization of the Company and the issuance of various securities in connection with the implementation of the Plan. The presentation is presented as if the Plan of Reorganization was effective as of April 1, 1996.

                                                    CONVERTIBLE
                                                    SUBORDINATED
                                        PRE-            DEBT           REVERSE                       SUCCESSOR
                                      DECESSOR        DISCHARGE      STOCK SPLIT                     COMPANY'S
                                       COMPANY       AND RELATED     FOR EXISTING                   REORGANIZED
                                        PRE-         ISSUANCE OF        COMMON      "FRESH START"     BALANCE
                                    CONFIRMATION    CAPITAL STOCK    SHAREHOLDERS     REPORTING        SHEET
                                    ------------    -------------    ------------   -------------   -----------

CURRENT ASSETS                      $1,733,549                                                      $1,733,549

PROPERTY AND
EQUIPMENT (NET)                        819,147                                      $  885,148       1,704,295

OTHER ASSETS:
    Patent                                                                             100,000         100,000
    Reorganization value in
    excess of amounts allocable
    to identifiable assets                  --                                         420,904         420,904
    Other                               12,399                                                          12,399
                                    ----------      ----------       -----------    ----------      ----------
                                    $2,565,095                                      $1,406,052      $3,971,147
                                    ==========      ==========       ===========    ==========      ==========

LIABILITIES NOT SUBJECT
TO COMPROMISE:
    Current liabilities             $3,930,507                                                      $3,930,507
    Lease obligations
      (long-term)                       14,957                                                          14,957
                                    ----------      ----------       -----------    ----------      ----------
                                     3,945,464                                                       3,945,464

LIABILITIES SUBJECT TO
COMPROMISE:
    Convertible Subordinated
    Debentures and related
    interest payable                 2,169,426     (2,169,426)                                              --
                                    ----------     ----------        -----------    ----------      ----------

    Total Liabilities                6,114,890     (2,169,426)                                       3,945,464


STOCKHOLDERS' EQUITY
(DEFICIT)
    Preferred Stock                         --            216                                              216
    Common Stock (no par)            3,056,804                       (3,056,804)                            --
    Common Stock ($.01 par)                 --         14,474            10,993                         25,467
    Retained Earnings
      (Deficit)                     (6,606,599)     2,154,736         3,045,811      1,406,052            --
                                    ----------     ----------       -----------     ----------     ----------
                                    (3,549,795)     2,169,426                 0      1,406,052         25,683
                                    ----------     ----------       -----------     ----------     ----------

                                    $2,565,095     $        0       $         0     $1,406,052     $3,971,147
                                    ==========     ==========       ===========     ==========     ==========

3. The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made.

     The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Predecessor Company (see
     Note 4) incurred net losses for 1993, 1994 and 1995 and, as a result, financial resources have been strained. As of June 30, 1996, the Successor Company's current liabilities exceed current assets by $1,112,007. While the Company, through its Plan of Reorganization which was initially confirmed by the United States Bankruptcy Court on April 19, 1996 and amended on May 7, 1996, (See Note 1), has significantly reduced its debt commitments, the Successor Company's continuation as a going-concern is dependent on its ability to generate sufficient cash flow from operations, and obtain additional financing to meet its obligations on a timely basis. The Successor Company's business is currently dependent on large projects in the industrial sector. These projects involve long order cycles, and exact order placement dates are beyond the control of the Successor Company. While the Successor Company utilizes a progress billing procedure, there are periods of net cash outflows when cash flow is of concern. Both the Predecessor Company and the Successor Company have been able to manage normal operating cash flow through the use of internally generated funds and an established line of credit.

4. Earnings per share - when calculated on a fully diluted basis, per share amounts and average shares outstanding are identical to the amounts shown in the Statements of Operations.

     In January, 1996, 900,000 shares (300,000 on a post reverse split basis) of the Predecessor Company's common stock were issued at a market value of $.01 per share. The market value of the shares total $9,000 and is being charged to expense during 1996.

5. Preferred Stock - The Successor Company issued 21,600 shares of preferred stock, par value $.01 per share in connection with the discharge of the convertible subordinated debentures and related interest payable. Each preferred share is convertible, at the holder's option until June 1, 1999, and automatically after June 1, 1999, into one share of common stock. Each preferred share has a liquidation preference of $25 per share and may be redeemed at the Successor Company's option at any time prior to conversion into common stock, at $25 per share.

6. On July 10, 1996, the Company was notified of a claim in the amount of $542,738, which the Company erroneously believed to have been extinguished in the Bankruptcy Court action. The Company disputes the claim. On August 9, 1996, the Bankruptcy Court granted the Company's motion to enlarge the deadline for objecting to the filed claim and to assert a counter-claim. As a result, the merits of the claim and counter-claim, if pursued further, will be tried in the Bankruptcy Court in St. Paul, Minnesota. Although there can be no assurance, the Company believes that its defense of the claim and its counter-claim to be meritorious and that the matter will be settled without liability to the Company. Accordingly, no amount has been included as a liability or asset with respect to these claims in the Successor Company financial statements.


                         PART 1 - FINANCIAL INFORMATION


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 1, 1996, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As stated in Note 1 to the financial statements, the Plan of Reorganization was approved on April 19, 1996, and amended on May 7, 1996. The Plan of Reorganization provided that:

1. Subordinated Debenture Holders will receive one share of common stock for each $1.50 owed by the Company. In addition, each debenture holder will receive one share of convertible preferred stock at $0.01 par value for each $100 of debenture debt of the Company, and

2. Each existing equity holder (of record as of May 21, 1996) will be issued one share of common stock in cancellation of three shares owned by the shareholder.

3. $500,000 of the line of credit borrowings will be converted to a five-year note bearing interest at a rate of up to 12%, with the remainder, including an additional $200,000 in financing which will become available upon approval of the plan, being financed under a new line of credit at comparable rates with required monthly reductions of $25,000 commencing May 1, 1996. (It has been subsequently agreed to defer reduction of the line of credit in $25,000 increments until August 1, 1996. On May 8, 1996 a note was signed with the foregoing terms.)

4. All other general creditors claims will be settled in full upon a schedule to be agreed upon between the Company and its creditors.

The accompanying financial statements for the period subsequent to March 31, 1996 are presented as if the Plan of Reorganization, which became effective subsequent to March 31, 1996 was effective on April 1, 1996 and are prepared on the basis of "fresh start" reporting as required by SOP 90-7. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. The financial statements of the reorganized entity are referred to herein as the Successor Company and the financial statements of the Company up to the date the Plan was implemented are referred to herein as the Predecessor Company.

To determine an estimate of its reorganizational value, the Company utilized a combination of the estimated proceeds and recovery it would obtain from its assets and the value of its capital structure as perceived by the Company and others. Based upon these factors, the Company established a reorganization value (total assets less liabilities) of the reorganized entity of $25,683.

As more fully described in Note 2 to the Financial Statements, the Accumulated Deficit of the Predecessor Company was eliminated and its capital structure was recast in conformity with the Plan of Reorganization. As such, the Balance Sheet of the Company as of June 30, 1996 represents that of a Successor Company which, in effect, is a new entity with assets and liabilities having carrying values not entirely comparable with prior periods.

The following analysis compares the Successor Company (effective April 1, 1996) with the results of the Predecessor Company. With the exception of the Balance Sheet at June 30, 1996, which utilizes "Fresh Start" reporting, the comparison for the Statements of Operations for 1996 (Successor Company) and 1995 (Predecessor Company) are comparable except for interest expenses related to the convertible debentures and professional fees incurred in connection with the bankruptcy.

GOING CONCERN

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Predecessor Company (see Note 4) incurred net losses for 1993, 1994 and 1995 and, as a result, financial resources have been strained. As of June 30, 1996, the Successor Company's current liabilities exceed current assets by $1,112,007. While the Company, through its Plan of Reorganization which was initially confirmed by the United States Bankruptcy Court on April 19, 1996 and amended on May 7, 1996, (See Note 1), has significantly reduced its debt commitments, the Successor Company's continuation as a going-concern is dependent on its ability to generate sufficient cash flow from operations, and obtain additional financing to meet its obligations on a timely basis. The Successor Company's business is currently dependent on large projects in the industrial sector. These projects involve long order cycles, and exact order placement dates are beyond the control of the Successor Company. While the Successor Company utilizes a progress billing procedure, there are periods of net cash outflows when cash flow is of concern. Both the Predecessor Company and the Successor Company have been able to manage normal operating cash flow through the use of internally generated funds and an established line of credit.

RESULTS OF OPERATIONS

Revenues of $1,686,381 reflect an increase of 85% from the $913,321 in revenues reported for the comparable 3 month period in 1995. Gross profit improved significantly in 1996 to 37% from 2% in 1995. The improvement in gross profit in 1996 reflects the increase in demand for the Company's products (following order delays beginning in late 1994), a better utilization of the manufacturing facility lowering production overhead per project, and improved project pricing.

Operating costs as a percent of revenues for the first quarter were 25% in 1996 and 54% in 1995. The reduced level of revenue in 1995 accounts for the disparity in the percentage comparison between 1996 and 1995. In terms of total dollars, both periods contained significant legal expenditures. Other differences between the two periods reflect reduced engineering staffing expenses and research and development costs in 1996.

Interest expense for the second quarter was $57,264 in 1996 and $115,081 in 1995. The change of $57,817 is accounted for by interest expense on subordinated debentures which was discharged pursuant to the approved Plan of Reorganization.

LIQUIDITY AND CAPITAL RESOURCES

The working capital position of the Company is $1,112,007 which improved by $1,084,952 at June 30, 1996, and was accounted for by an increase in accounts receivable of $540,000, the reclassification of a portion of the mortgage payable to long term in the amount of approximately $490,000, and a reduction in inventories of approximately $315,000. In addition, a reclassification of $500,000 of the line of credit to a term loan ($90,000 of which is considered current), and an increase in the line of credit in the amount of $200,000 accounted for a net increase in working capital of $210,000.

As of June 30, 1996, the Company was fully drawn on its available line of credit in the amount of $1,150,000, which includes approximately $100,000 in certain standby letters of credit. There are no assurances that any further funding will be available from current sources, or that the current sources (when renewed) will be sufficient. If these resources are insufficient, other sources of funding would need to be developed. There are also no assurances that such funding would be available or that the terms of such funding would be on terms acceptable to the Company.

The Company believes that the Plan of Reorganization, specifically the conversion of the debentures to equity and the cancellation of the debenture interest, and the improvement in the global marketplace for its products will strengthen its position as a going concern. However, the Company's ability to continue as a going concern is subject to a number of risks and uncertainties including, among others, the Company's ability to generate sufficient funds from operations and the overall demand for the Company's product, which is subject to general economic, competitive and industry - specific conditions.


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

         On July 10, 1996, the Company was notified of a claim of Lentjes mce Anlagen-und Rohrleitungsbau GmbH in the amount of $542,738, which the Company erroneously believed to have been extinguished in the Bankruptcy Court action. The Company disputes the claim. On August 9, 1996, the Bankruptcy Court granted the Company's motion to enlarge the deadline for objecting to the filed claim and to assert a counter-claim. As a result, the merits of the claim and counter-claim, if pursued further, will be tried in the Bankruptcy Court in St. Paul, Minnesota. Although there can be no assurance, the Company believes that its defense of the claim and its counter-claim to be meritorious and that the matter will be settled without liability to the Company.

Item 2.  Changes in Securities.

         On April 19, 1996, the Bankruptcy Court entered an Order confirming the Plan and approved on May 7, 1996, a Motion to Amend the Plan. Under the terms of the Plan each shareholder received one share of common stock for each three shares owned of its no par common stock ("Old Common Stock"), which is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, issued and outstanding as of the date of the Plan's confirmation. On May 21, 1996, the 3,292,689 shares of Old Common Stock which were issued and outstanding as of the record date were canceled and became void, and 1,099,323 shares of newly-authorized $0.01 par value common stock were issued in replacement ("New Common Stock").

         In addition, in accordance with the Plan, the Company's issued and outstanding 12.5 percent Subordinated Convertible Debentures ("Debentures") become exchangeable for a combination of New Common Stock and newly-authorized preferred stock ("Preferred Stock"). On May 9, 1996 the Company declared the exchange which became effective at the close of business on May 31, 1996 for Debenture holders of record as of the close of business on May 21, 1996. In exchange for their Debentures, holders will receive a total of 1,447,366 shares of New Common Stock and a total of 21,600 shares of Preferred Stock. Each share of Preferred Stock will be convertible into one share of New Common Stock voluntarily through June 1, 1999, and will automatically become New Common stock after June 1, 1999. Holders of shares of Preferred Stock will have one vote for each share of Preferred Stock held, and will be entitled to cast that vote as a class on all matters brought to a vote before the holders of Preferred Stock, and with all other capital stock holders on all matters brought before the Company's shareholders generally.

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

Item 3.  Defaults Upon Senior Securities.

         Upon confirmation of the Plan by the Bankruptcy Court the Company's two defaults have been eliminated. From November 15, 1995 through the Plan confirmation date the Company had also been in default under the terms of the Indenture dated December 31, 1985 which governs the Company's outstanding Debentures. From November 15, 1995 through the Plan confirmation date the Company had also been in default under the terms of the Company's Line of Credit Agreement with first Bank, N.A., as amended.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) On May 30, 1996, the annual meeting of the shareholders of the Company was held at the Crowne Plaza Northstar Hotel, 618 Second Avenue South, Minneapolis, Minnesota.

         (b) All members of the Board of Directors were elected at the annual meeting. See (c) below for the names of such members.

         (c) The only matter voted upon at the annual meeting was the election of the members of the Board of Directors. Share entitled to vote were 3,292,689, shares represented by shareholders present in person (no proxies were solicited or recorded) were 1,835,677, and the number of votes cast for, against or withheld, as well as abstentions, with respect to the election of directors is set forth below. Information on broker non-votes was not applicable.

                                                            Votes Cast                    Number of
                                             Votes Cast     Against or     Number of      Broker Non
                                              in Favor       Withheld     Abstentions       Votes
                                             ----------     ----------    -----------     ----------
         Election of the following
         members of the Company's Board
         of Directors

         Louis R. Wagner                     1,811,744         2,800        22,033           N/A

         Bruce A. Watson                     1,515,884       295,860        24,833           N/A

         John O. Goodwyne                    1,515,884       295,860        24,833           N/A

         Demetrius G. Jelatis                1,811,744             0        24,833           N/A

         (d)      Not Applicable.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on form 8-K.

         (a)      Exhibits.

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None


                                    SIGNATURE


Dated:  August 16, 1996

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


North Atlantic Technologies, Inc.



/s/Bruce A. Watson                              August 16, 1996
- -----------------------------------
Bruce A. Watson
Chief Executive Officer
(principal executive officer) and
Chief Financial Officer (principal
financial officer and principal
 accounting officer).