Form 10QSB
period 1996-09-30
NORTH ATLANTIC TECHNOLOGIES INC
filed 1996-11-13
CIK 706021

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For quarterly period ended: September 30, 1996 or

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


Issuer's telephone number 612-888-8553


-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check whether registrant filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes __X__ No _____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date; 2,021,631 common shares as of September 30, 1996.


Transitional small business disclosure format?     Yes ____  No __X__




PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                          SUCCESSOR COMPANY   PREDECESSOR COMPANY
                                                          -----------------   -------------------
                                                            SEPTEMBER 30,         DECEMBER 31,
                             ASSETS                             1996                 1995
                                                          -----------------   -------------------

CURRENT ASSETS
         Cash and equivalents                                 $    95,821       $    44,607
         Trade accounts receivable, net of allowance for
            doubtful accounts of $339,440 at Sept 30,
            1996 and at Dec 31, 1995                            1,514,103           818,887
         Other receivable                                         171,404           171,404
         Inventories                                              262,990           145,356
         Other current assets                                      39,646            29,029
                                                              -----------       -----------

                  Total current assets                          2,083,964         1,209,283


PROPERTY AND EQUIPMENT
         Land                                                     695,792            92,510
         Buildings and leasehold improvements                     692,441           692,441
         Machinery and equipment                                1,214,257         1,211,914
         Office furniture and equipment                           159,273           153,945
         Automobiles                                               11,666            11,666
                                                              -----------       -----------

                  Totals                                        2,773,429         2,162,476
         Less accumulated depreciation                         (1,152,609)       (1,305,351)
                                                              -----------       -----------


                  Net property and equipment                    1,620,820           857,125

OTHER ASSETS
         Patent rights, less accumulated amortization
            of $5,000                                              95,000
         Reorganization value in excess of amounts
            allocable to identifiable assets, less
            accumulated amortization of $20,960                   399,944
         Other                                                     12,399             3,652
                                                              -----------       -----------

                   Total other assets                             507,343             3,652
                                                              -----------       -----------


                                                              $ 4,212,127       $ 2,070,060
                                                              ===========       ===========

See notes to financial statements.


                        NORTH ATLANTIC TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                              SUCCESSOR COMPANY  PREDECESSOR COMPANY
                                                              -----------------  -------------------
                                                                SEPTEMBER 30,        DECEMBER 31,
                     LIABILITIES AND EQUITY                         1996                 1995
                                                              -----------------  -------------------

CURRENT LIABILITIES
      Current maturities of long-term debt                       $   932,793       $ 3,547,622
      Trade accounts payable                                       1,149,936           878,422
      Other accounts payable                                         393,428           393,428
      Billings in excess of costs and estimated earnings
         on uncompleted contracts                                    585,374           477,893

      Accrued liabilities:
        Taxes other than income                                       52,974            15,219
        Warranty reserve                                             169,468           200,000
        Compensation                                                  77,710            42,198
        Interest                                                      13,578           170,378
        Other                                                        129,812
                                                                  ----------       -----------

                    Total current liabilities                      3,505,073         5,725,160

LONG-TERM DEBT, NET OF CURRENT MATURITIES
      Note payable to Bank                                           402,093
      Mortgage note payable                                          473,004
      Lease obligations                                               13,716            12,251
                                                                 -----------       -----------

                    Total Long-Term Debt                             888,813            12,251

                    Total Liabilities                              4,393,886         5,737,411

STOCKHOLDER'S EQUITY (DEFICIT)

         Preferred stock, Series A Convertible, $.01 par
            value; authorized 22,000 shares, 21,600
            shares issued under Plan of Reorganization                   216
         Common stock, no par value; authorized
            5,000,000 shares; issued and outstanding
            2,392,689 at December 31, 1995; shares
            canceled under Plan of Reorganization                                    3,047,804
         Common stock, $.01 par value; authorized
           5,000,000 shares, 2,546,689 shares issued
           under Plan of Reorganization                               25,467
         Retained (deficit)                                         (207,442)       (6,715,155)
                                                                 -----------       -----------

                         Total stockholders' (deficit)              (181,759)       (3,667,351)
                                                                 -----------       -----------

                                                                 $ 4,212,127       $ 2,070,060
                                                                 ===========       ===========

See notes to financial statements



                        NORTH ATLANTIC TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   SUCCESSOR COMPANY                          PREDECESSOR COMPANY
                                            -------------------------------    --------------------------------------------------
                                            3 MONTHS ENDED   6 MONTHS ENDED    3 MONTHS ENDED    3 MONTHS ENDED    9 MONTHS ENDED
                                            SEPT 30, 1996    SEPT 30, 1996     MARCH 31, 1996    SEPT 30, 1995     SEPT 30, 1995
                                            --------------   --------------    --------------    --------------    --------------
                                                                                 DEBTOR-IN-
                                                                                 POSSESSION
REVENUES                                    $   959,303       $ 2,645,684       $ 1,394,512       $   464,898       $ 3,217,217

COST OF REVENUES                                863,452         1,931,924           883,617           429,105         2,796,119
                                            -----------       -----------       -----------       -----------       -----------

       Gross Profit                              95,851           713,760           510,895            35,793           421,098

OPERATING COSTS                                 393,498           821,282           310,996           418,962         1,340,838
                                            -----------       -----------       -----------       -----------       -----------

       Operating (Loss) Income                 (297,647)         (107,522)          199,899          (383,169)         (919,740)

OTHER INCOME (EXPENSE)
    Royalty and services income                  (8,289)            5,950             6,245           (14,830)          (13,275)
    Interest expense (Contractural              (65,156)         (122,420)          (82,372)         (124,870)         (345,235)
       interest for 3 months ended
       March 31, 1996 was $123,891)
    Rental and other income                       6,525            16,550            10,350            10,950            49,849
    Write-down of patent                                                                                               (184,505)

                                                (66,920)          (99,920)          (65,777)         (128,750)         (493,166)
                                            -----------       -----------       -----------       -----------       -----------


(LOSS) INCOME BEFORE REORGANIZATION
ITEM                                           (364,567)         (207,442)          134,122          (511,919)       (1,412,906)

REORGANIZATION ITEM, PROFESSIONAL FEES
                                                                                     25,566
                                            -----------       -----------       -----------       -----------       -----------


NET (LOSS) INCOME                           ($  364,567)      ($  207,442)      $   108,556       ($  511,919)      ($1,412,906)
                                            ===========       ===========       ===========       ===========       ===========

NET  (LOSS) INCOME PER COMMON SHARE
                                            ($      .14)      ($      .08)      $       .04       ($      .21)      ($      .59)
                                            ===========       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
                                              2,546,689         2,546,689         3,015,766         2,392,689         2,392,689
                                            ===========       ===========       ===========       ===========       ===========

See notes to financial statements


                        NORTH ATLANTIC TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           SUCCESSOR COMPANY         PREDECESSOR COMPANY
                                                           -----------------  --------------------------------
                                                            6 MONTHS ENDED    3 MONTHS ENDED    9 MONTHS ENDED
                                                            SEPT 30, 1996     MARCH 31, 1996    SEPT 30, 1995
                                                           -----------------  --------------    --------------
                                                                                DEBTOR-IN-
                                                                                POSSESSION
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                              $ 2,670,065       $   777,708       $ 2,809,791
   Cash paid to suppliers & employees                         (2,471,742)       (1,021,749)       (3,632,835)
   Interest, rent and royalties received                          26,330            17,453            62,056
   Interest paid                                                (126,550)          (58,616)         (274,643)
                                                             -----------       -----------       -----------
               Net cash provided by (used in) operating
               activities                                         98,103          (285,204)       (1,035,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (6,458)           (1,213)          (27,866)
   Proceeds from restricted cash                                       0                              39,500
   Additions of other assets                                                        (8,747)
                                                             -----------       -----------       -----------
               Net cash (used in) provided by investing
                 activities                                       (6,458)           (9,960)           11,634

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                  700,000           300,000         1,800,000
   Payments of long-term debt                                   (739,916)           (5,351)         (791,271)
                                                             -----------       -----------       -----------
               Net cash (used in) provided by financing
                 activities                                      (39,916)          294,649         1,008,729
                                                             -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS
                                                                  51,729              (515)          (15,268)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD
                                                                  44,092            44,607            41,384
                                                             -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD
                                                             $    95,821       $    44,092       $    26,116
                                                             -----------       -----------       -----------

RECONCILIATION OF NET (LOSS) INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
       Net (loss) Income                                     ($  207,442)      $   108,556       ($1,412,906)
       Adjustments to reconcile net (loss) income
       to net cash provided by (used in) operating
         activities:
         Depreciation and amortization                           115,893            39,191           321,879
         Stock issued for compensation                             4,500             2,250
         Gain on disposal of equipment                                                                  (400)
       Changes in assets and liabilities:
         Receivables                                            (427,873)         (267,343)         (107,368)
         Inventories                                            (113,532)           (4,102)           44,424
         Other current assets                                    (18,722)           10,355            40,892
         Accounts payable and accrued liabilities                 32,254           431,433           (46,674)
         Net increase (decrease) in billings related to
           costs and estimated earnings on
           uncompleted contacts                                  713,025          (605,544)          124,522
                                                             -----------       -----------       -----------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES
                                                             $    98,103       ($  285,204)      ($1,035,631)
                                                             ===========       ===========       ===========

See notes to financial statements.



                           NORTH ATLANTIC TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. On February 1, 1996 the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Plan of Reorganization was approved on April 19, 1996, and amended on May 7, 1996. The accompanying financial statements for the 6 months ended September 30, 1996 are presented as if the Plan of Reorganization was effective as of April 1, 1996. The Plan of Reorganization provided that:

     a) Holders of the Company's 12.5% Subordinated Convertible Debentures due in 1995 (the "Debentures") will be entitled to receive one share of common stock for each $1.50 of Debenture debt owed by the Company. In addition, each Debenture holder will be entitled to receive one share of convertible preferred stock at $0.01 par value for each $100 of Debenture debt of the Company, and

     b) Each existing stockholder will be issued one share of common stock in cancellation of three shares owned by the shareholder, effective for shareholders of record on May 21, 1996.

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

     d) All other general creditors claims are to be settled in full upon a schedule to be agreed upon between the Company and its creditors.

     Under the terms of the Plan of Reorganization, subject to the delivery of Debentures to the Company for cancellation, Debenture holders are entitled to receive up to 1,447,366 newly-issued common shares, and up to 21,600 newly-issued convertible preferred shares. As of September 30, 1996, the Company had issued 2,021,631 shares of common stock and 13,763 shares of convertible preferred stock in exchange for Debentures submitted to the Company for cancellation.

     The 3,292,689 shares of no par common stock outstanding as of May 21, 1996 have been canceled and replaced with 1,099,323 newly-issued common shares.

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

     In addition, the Accumulated Deficit of the Company was eliminated and its capital structure was recast in conformity with the approved Plan of Reorganization. As such, the Balance Sheet of the Company as of September 30, 1996 represents that of a Successor Company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not entirely comparable with prior periods.

     The following table summarizes the adjustments required to record the reorganization of the Company and the issuance of various securities in connection with the implementation of the Plan. The presentation is presented as if the Plan of Reorganization was effective as of April 1, 1996.

                                                       CONVERTIBLE
                                                       SUBORDINATED
                                            PRE-           DEBT           REVERSE                      SUCCESSOR
                                          DECESSOR       DISCHARGE      STOCK SPLIT                    COMPANY'S
                                           COMPANY      AND RELATED    FOR EXISTING                   REORGANIZED
                                             PRE-        ISSUANCE OF       COMMON      "FRESH START"     BALANCE
                                         CONFIRMATION   CAPITAL STOCK   SHAREHOLDERS     REPORTING        SHEET
                                         ------------   -------------   ------------     ---------        -----
       CURRENT ASSETS                     $1,733,549                                                  $1,733,549

       PROPERTY AND
       EQUIPMENT (NET)                       819,147                                     $885,148      1,704,295

       OTHER ASSETS:
           Patent                                                                         100,000        100,000
           Reorganization value in
             excess of amounts
             allocable to identifiable           ---                                      420,904        420,904
             assets
           Other                              12,399                                                      12,399
                                          ----------     ----------     ----------     ----------     ----------
                                          $2,565,095                                   $1,406,052     $3,971,147
                                          ==========     ==========     ==========     ==========     ==========

       LIABILITIES NOT SUBJECT TO
       COMPROMISE:
           Current liabilities            $3,930,507                                                  $3,930,507
           Lease obligations
             (long-term)                      14,957                                                      14,957
                                          ----------     ----------     ----------     ----------     ----------
                                           3,945,464                                                   3,945,464

       LIABILITIES SUBJECT TO
       COMPROMISE:
           Convertible Subordinated
             Debentures and related
             interest payable              2,169,426     (2,169,426)                                         ---
                                          ----------     ----------     ----------     ----------     ----------
                 Total Liabilities         6,114,890     (2,169,426)                                   3,945,464
                 Liabilities

       STOCKHOLDERS' EQUITY
       (DEFICIT)
           Preferred Stock                      ---            216                                           216
           Common Stock (no par)           3,056,804                    (3,056,804)                          ---
           Common Stock ($.01 par)              ---         14,474          10,993                        25,467
           Retained Earnings
             (Deficit)                    (6,606,599)     2,154,736      3,045,811      1,406,052            ---
                                          ----------     ----------     ----------     ----------     ----------
                                          (3,549,795)     2,169,426              0      1,406,052         25,683
                                          ----------     ----------     ----------     ----------     ----------

                                          $2,565,095             $0             $0     $1,406,052     $3,971,147
                                          ==========     ==========     ==========     ==========     ==========


3. The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made.

     The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Predecessor Company (see
     Note 2) incurred net losses for 1993, 1994 and 1995 and, as a result, financial resources have been strained. As of September 30, 1996, the Successor Company's current liabilities exceed current assets by $1,421,109. While the Company, through its Plan of Reorganization which was initially confirmed by the United States Bankruptcy Court on April 19, 1996 and amended on May 7, 1996, (See Note 1), has significantly reduced its debt commitments, the Successor Company's continuation as a going-concern is dependent on its ability to generate sufficient cash flow from operations, and obtain additional financing to meet its obligations on a timely basis. The Successor Company's business is currently dependent on large projects in the industrial sector. These projects involve long order cycles, and exact order placement dates are beyond the control of the Successor Company. While the Successor Company utilizes a progress billing procedure, there are periods of net cash outflows when cash flow is of concern. Both the Predecessor Company and the Successor Company have been able to manage normal operating cash flow through the use of internally generated funds and an established line of credit.

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

5. Preferred Stock - The Successor Company is required to issue up to 21,600 shares of convertible preferred stock, par value $.01 per share in connection with the discharge of the, and in exchange for, Debentures and related interest payable. Each preferred share is convertible, at the holder's option until June 1, 1999, and automatically after June 1, 1999, into one share of common stock. Each preferred share has a liquidation preference of $25 per share and may be redeemed at the Successor Company's option at any time prior to conversion into common stock, at $25 per share.

6. On July 10, 1996, the Successor Company was notified of a claim in the amount of $542,738, which the Company erroneously believed to have been extinguished in the Bankruptcy Court action. The Successor Company settled the claim for $6,500 in October, 1996 with no further action or liability on the part of the Successor Company.



                         PART 1 - FINANCIAL INFORMATION


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 1, 1996, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As stated in Note 1 to the financial statements, the Plan of Reorganization was approved on April 19, 1996, and amended on May 7, 1996. The Plan of Reorganization provided that:

1. Holders of the Company's 12.5% Subordinated Convertible Debentures due in 1995 (the "Debentures") will be entitled to receive one share of common stock for each $1.50 of Debenture debt owed by the Company. In addition, each Debenture holder will be entitled to receive one share of convertible preferred stock at $0.01 par value for each $100 of Debenture debt of the Company, and

2. Each existing equity holder (of record as of May 21, 1996) will be issued one share of common stock in cancellation of three shares owned by the shareholder.

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

As more fully described in Note 2 to the Financial Statements, the Accumulated Deficit of the Predecessor Company was eliminated and its capital structure was recast in conformity with the Plan of Reorganization. As such, the Balance Sheet of the Company as of September 30, 1996 represents that of a Successor Company which, in effect, is a new entity with assets and liabilities having carrying values not entirely comparable with prior periods.

The following analysis compares the Successor Company (effective April 1, 1996) with the results of the Predecessor Company. With the exception of the Balance Sheet at September 30, 1996, which utilizes "Fresh Start" reporting, the comparison for the Statements of Operations for 1996 (Successor Company) and 1995 (Predecessor Company) are comparable except for interest expenses related to the convertible debentures and professional fees incurred in connection with the bankruptcy.

GOING CONCERN

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Predecessor Company (see Note 2) incurred net losses for 1993, 1994 and 1995 and, as a result, financial resources have been strained. As of September 30, 1996, the Successor Company's current liabilities exceed current assets by $1,421,109. While the Company, through its Plan of Reorganization which was initially confirmed by the United States Bankruptcy Court on April 19, 1996 and amended on May 7, 1996, (See Note 1), has significantly reduced its debt commitments, the Successor Company's continuation as a going-concern is dependent on its ability to generate sufficient cash flow from operations, and obtain additional financing to meet its obligations on a timely basis. The Successor Company's business is currently dependent on large projects in the industrial sector. These projects involve long order cycles, and exact order placement dates are beyond the control of the Successor Company. While the Successor Company utilizes a progress billing procedure, there are periods of net cash outflows when cash flow is of concern. Both the Predecessor Company and the Successor Company have been able to manage normal operating cash flow through the use of internally generated funds and an established line of credit.

RESULTS OF OPERATIONS

Revenues of $959,303 for the 3 months ended September 30, 1996 of the Successor Company reflect an increase of 106% from the $464,898 in revenues reported for the comparable 3 month period in 1995. 1996 revenues reflected increased demand compared to 1995 for the Company's product. Gross profit for the 3 months ended September 30, 1996 of the Successor Company improved marginally to 10% from 8% for the same period in 1995. Gross profit in 1996 reflects a charge to cost of revenues in the amount of $135,000 representing warranty costs on a previously completed project. This charge represents 14% of revenues.

Revenues of the Successor Company decreased for the 3 months ended September 30, 1996 from the 3 months ended June 30, 1996 by $727,078 or 43%. The decrease is primarily attributable to the production concentration of a longer term project that is expected to be shipped at the end of 1996 and the beginning of 1997.

Operating costs as a percent of revenues for the 3 months ended September 30, 1996 of the Successor Company were 41%, and 90% in 1995 for the same period. However, total operating costs for both years were relatively unchanged..

Interest expense for the 3 months ended September 30, 1996 of the Successor Company was $65,156, and $124,870 in 1995 for the same period. The change of $59,714 is primarily accounted for by interest expense on subordinated debentures which was discharged pursuant to the approved Plan of Reorganization.

Operating costs and interest expense of the Successor Company for the 3 months ended September 30, 1996 and for the 3 months ended June 30, 1996 remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit position of the Successor Company was ($1,421,109) at September 30, 1996 which was an improvement of $775,849 from April 1, 1996, this was the result of the reclassification of a portion of the mortgage payable to long term in the amount of approximately $490,000, a reclassification of $500,000 of the line of credit to a term loan ($90,000 of which is considered current), and an increase in the line of credit in the amount of $200,000.

As of September 30, 1996, the Company had approximately $100,000 available under the line of credit that has a maximum available in the amount of $1,025,000. There are no assurances that any further funding will be available from current sources, or that the current sources (when renewed) will be sufficient. If these resources are insufficient, other sources of funding would need to be developed. There are also no assurances that such funding would be available or that the terms of such funding would be on terms acceptable to the Company.

The Company believes that the conversion of the Debentures into equity and the cancellation of the Debenture interest, and the improvement of demand in the global marketplace for its products will strengthen its position as a going concern. However, the Company's ability to continue as a going concern is subject to a number of risks and uncertainties including, among others, the Company's ability to generate sufficient funds from operations and the overall demand for the Company's product, which is subject to general economic, competitive and industry - specific conditions.



                           PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.


     Bruce A. Watson, President, CEO and CFO of the Company resigned his position as an Officer and Director of the Company effective October 15, 1996. Effective October 16, 1996 Allen R. Karson was elected as President, CEO and CFO of the Company.

Item 6.  Exhibits and Reports on form 8-K.

         (a)      Exhibits.

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None



                                    SIGNATURE


Dated:  November 11, 1996

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


North Atlantic Technologies, Inc.



/s/ Allen R. Karson                                           November 11, 1996
-------------------
Allen R. Karson

Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer).



                        NORTH ATLANTIC TECHNOLOGIES, INC.
                                   EXHIBIT 27
                             FINANCIAL DATA SCHEDULE