Form 10KSB
period 1996-12-31
NORTH ATLANTIC TECHNOLOGIES INC
filed 1997-04-08
CIK 706021

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1996.

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

     Check whether the issuer has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     There are 16,638 shares of preferred stock and 1,740,206 shares of common stock currently held by non-affiliates. The issuer is not aware of any trading of preferred or common shares of issue during the preceding 60 days. In March 1997, the issuer issued shares of common stock for cash and non-cash consideration at a pershare value of approximately $0.0562.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

     Issuer's revenues for its most recent period (9 months) $4,226,525. Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 3,154,843 common shares as of 3/25/97.



                                      INDEX


PART I ...........................................................................................................1
         ITEM 1 - DESCRIPTION OF BUSINESS.........................................................................1
         ITEM 2 - DESCRIPTION OF PROPERTY.........................................................................7
         ITEM 3 - LEGAL PROCEEDINGS...............................................................................8
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............................................8


PART II ..........................................................................................................8
         ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.............................................................................8
         ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS............................................................9
         ITEM 7 - FINANCIAL STATEMENTS...........................................................................11
         ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.......................................................................12


PART III ........................................................................................................12
         ITEMS 9-11..............................................................................................12
         ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................12
         ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K..............................................................13




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

         The Company was organized and incorporated in Minnesota on June 30, 1980, and began conducting business of a material nature in January 1981. Since July 1982, when it sold its first OCAP heater exchanger unit, the Company has shipped over 939 heat recovery systems to clients in the United States, Canada, Europe, South America, Africa and the Pacific Rim.

         The Company was unable to meet its principal and interest payment obligations arising from the maturation in November 1995 of the outstanding subordinate debentures. On February 1, 1996 the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Minnesota. The Company acted as debtor in possession in the case and no trustee had been appointed. The Plan of Reorganization was approved on April 19,1996, and amended on May 7, 1996. The financial statements of the reorganized entity are referred to herein as the Successor Company and the financial statements up to the date the Plan was implemented are referred to herein as the Predecessor Company. See "LEGAL PROCEEDINGS" and Notes to the Company's Financial Statements.

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

                  At low temperatures, sulfur-bearing compounds in fuel combine with water vapor to form corrosive sulfuric acid. The ability to incorporate corrosive resistant steel in the design of the OCAP heat exchanger allows the product to be used in low temperature applications. However, this market segment is also the most sensitive to energy cost volatility. Installations in this segment also tend to be smaller in dollar value than other market segments. Approximately 21% of the Successor Company sales for the nine months ended December 31, 1996 and 11% and 5% of the Predecessor Company sales for the three months ended March 31, 1996 and the twelve months ended December 31, 1995 were in this market.

         B. Mid-temperature - 300(Degree) to 1000(Degree)F (540(Degree)C). Usually found on utility boilers, process heaters and furnaces in the chemical, petrochemical and oil refining markets.

                  Approximately 66% of the Successor Company sales for the nine months ended December 31, 1996 and 89% and 76% of the Predecessor Company sales for the three months ended March 31, 1996 and the twelve months ended December 31, 1995 were in this market. The public utility market has been flat for several years, and the petrochemical/oil refining market has been faced with excess capacity world wide. In addition, customers in this market segment tend to be more conservative and see a wide choice of heat exchanger suppliers. However, major plant renovations are now being undertaken in this mid-temperature segment which offers the Company a significant market potential.

         C.       High temperature - 1000(Degree)to 2000(Degree)F
                  (1100(Degree)C). Used on smelters kilns, furnaces and incinerators.

                  Approximately 13% of the Successor Company sales for the nine months ended December 31, 1996 and 0% and 19% of the Predecessor Company sales for the three months ended March 31, 1996 and the twelve months ended December 31, 1995 were in this market. The OCAP heat exchanger has been successfully applied to temperatures of 1600(Degree)F (870(Degree)C), which is above the normal high limits of the tubular type exchangers commonly utilized in these applications. The Company continues its limited research and development activities in an attempt to bring the temperature limit to 2000(Degree)F (1100(Degree)C). The Company's management believes that it is important to expand the Company's business base in the fume incinerator industry which serves the growing environmental market.

Marketing

         MARKET STRATEGY

         The Company directs its marketing efforts primarily to the mid-range market with emphasis on the petrochemicals/oil refining industry and utilities, both of which have a longer range view of energy conservation. Specific attention is being given to replacement and environmental applications.

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

Sales Activity

         The Company markets its products throughout the world, primarily through its own sales personnel, licensees and 27 independent sales representatives (see "Human Resources" below). Aside from generating sales leads, the Company's sales personnel follow up on sales leads provided by independent sales representatives, providing such representatives with designs and bid proposals, and may assist such representatives in closing sales. The Company operates a sales office in Houston, Texas to better serve the petrochemical market. The Company's sales representatives are compensated on a salary and incentive bonus basis. In 1995 and 1996, respectively, approximately 91% and 92% of the Company's sales involved independent sales representatives. A computerized design system and automated proposal system generates bid proposals for customers.

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

         During the nine months ended December 31, 1996, Kellogg and Archer Daniel Midland accounted for 29% and 16% of the Successor Company's sales respectively. During the three months ended March 31, 1996, JCS and Kellogg accounted for 49% and 33% of the Predecessor Company's sales respectively. No other clients represented 10% or more of the Company's revenues for the year. In 1995, Ahlstrom Pyropower and Babcock & Wilcox accounted for 14% and 10% of the Company's business. Approximately 44% of the Successor Company's sales for the nine months ended December 31, 1996, and 87% and 20% of the Predecessor Company sales for the three months ended March 31, 1996 and the twelve months ended December 31, 1995 have been for international destinations.

Backlog

         As of December 31, 1996, the Company had orders for 11 heat recovery systems totaling $2,390,260, all of which are expected to be delivered in 1997. This compares with 11 unshipped systems totaling $1,721,000 at the end of 1995. As of March 4, 1997 the Company's backlog was 15 shipments totaling $3,386,260.

Product Warranties, Guarantees and Product Liability Insurance

         The Company ordinarily guarantees the performance of each heat recovery system for a period of one year after start-up, or eighteen months after shipment, whichever occurs first. During this warranty period, the Company will fix or replace any defective parts of the heat recovery system it manufactures. These guarantees present a continuing and contingent liability to the Company for which the Company has established a reserve in the Company's financial statements which is identified as "warranty reserve." For the nine months ended December 31, 1996 the Successor Company expended $102,000 to cure design problems in five OCAP heat exchangers, while the Predecessor Company incurred no warranty claims for the three months ended March 31, 1996 and $43,000 was expended on warranty claims for the twelve months ended December 31, 1995. The Company does not anticipate incurring any substantial warranty costs in 1997, although such warranty costs could be incurred. The Company has a warranty reserve of $250,000 as of December 31, 1996 for such purposes. The Company maintains product liability insurance with respect to its heat recovery systems. This insurance indemnifies the Company for up to $2,000,000 of liability for damages resulting from the Company's product.

Licensing and Other Arrangements

         The Company has a licensing agreement with Sumitomo Heavy Industries, Ltd., in Tokyo, Japan to manufacture and market OCAP heat exchangers for the period September 1984 through September 1999. Sumittomo Heavy Industries, Ltd. ("Sumitomo") has the exclusive right to manufacture and market in Japan and the non-exclusive right to market in all countries, but the United States, Canada, Mexico, South Africa, Australia and Europe.


         The Company may not unreasonably withhold permission to permit the marketing of the OCAP heat exchangers by Sumitomo throughout the world in territories outside of those specifically permitted under its license agreement. The Successor Company received royalties totaling $15,362 from Sumitomo for the nine months ended December 31, 1996. and the Predecessor Company received $7,103 for the three months ended March 31, 1996 and $10,000 for the twelve months ended March 31 1995. Sumitomo is obligated to pay a royalty to the Company based upon the net sales price of OCAP heat exchangers sold by them. Depending upon such factors as the year of a sale and the amount of previous sales in the year of sale, the royalty due the Company may range from 3% to 6% of the net sales price of an OCAP heat exchanger. There can be no assurance that significant sales of the OCAP heat exchanger will be generated by Sumitomo in the future.

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

         In the mid-temperature range market, the competitors include ABB/Combustion Engineering, Inc. of Wellsville, New York; Balcke Durr (a subsidiary of Deutche Babcock in Germany); and Bicast S.A., Brussels, Belgium; all of which manufacture primarily cast iron, heat pipe or heat wheel-type heat exchangers. The mid-temperature range is the largest market for the Company, and presents the greatest competition. Where cast iron type heat exchangers may be used, the Company is unable to compete on the basis of price.

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

         The installation of a heat recovery system requires the construction and installation of items ancillary to the OCAP heat exchanger, including a supporting structure, as well as ductwork and fans used to channel the air and exhaust gases through the heat exchanger. This ancillary structure and equipment is often more costly than the OCAP heat exchanger itself. The construction of such ancillary structure and equipment is usually contracted by the customer. In addition, the customer contracts with a third party for the on-site installation of the heat recovery system. The Company provides such engineering or supervisory assistance as may be requested by the customer in connection with an installation.

         After receipt of an order for an OCAP heat exchanger, the Company prepares and submits general arrangement drawings to the customer which are normally approved by the customer within 30 days following receipt of the order. Most OCAP heat exchangers can be manufactured and ready for delivery within 150 days following approval of such drawings, assuming there are no unusual delays in obtaining needed materials. Large heat recovery systems may take a substantially longer time to manufacture.

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

Engineering/Research and Development

         Each OCAP heat exchanger manufactured by the Company is custom designed and manufactured. Prior to submitting a proposal for the sale of a heat exchanger, the Company will engage in preliminary engineering design work to ascertain the most appropriate design based upon the specifications given. Design variables include, among others, the area, thickness and number of plates to be included in the OCAP heat exchanger, and the width of the channel between the plates. The ultimate design will depend on a significant number of specification parameters, such as the composition, volume, pressure and velocity of the exhaust gases, and the temperature ranges of the gases which will flow through the heat exchanger. Other engineering work, such as the preparation of general arrangement and production drawings, will generally commence after a purchase order has been received.

         The Successor Company expended approximately $5,000 in research and development for the nine months ended December 31, 1996 while the Predecessor Company expended $0 and $90,000 for the three month period ended March 31, 1996 and the twelve month period ended December 31, 1995, respectively.

Human Resources

         As of March 4, 1997 the Company employed 38 full time persons; two executive officers; five in engineering, research and development; two in sales and marketing, two in management and administration, and 27 in production.

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

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company's principal offices consist of approximately 3,800 square feet of office space in a five story building located at 8120 Penn Avenue South, Bloomington, Minnesota. This space is leased from Southtown Office Park ("Southtown") at a monthly rental of $5,333 and will expire on April 30, 1997. A renewal of the lease is currently being negotiated. Willis D. Heim, a former director and beneficial owner of more than 5% of the Company's common shares, is an affiliate of Southtown. The lease arrangements with Southtown are on terms the Company believes are as favorable as could have been obtained in negotiations with independent third parties.

         The Company owns 48,000 square feet of manufacturing space plus a 21,000 square foot storage building, a 7,500 square foot office building and the
8.431 acres of land on which these buildings are situated in St. Paul, Minnesota. The Company leases approximately 2,500 square feet of office space and 7,000 square feet of excess warehouse space to approximately six tenants, representing 12% of the total space owned, for $1,975 in monthly rent in the aggregate. The lease agreements with these tenants vary as to duration and other terms. In the opinion of management, the Company has obtained adequate insurance coverage on the property. During the second quarter of 1995, the Company received a loan in the amount of $500,000 from WDH Investments, Co. an affillate of Willis D. Heim, a former director of the Company. To secure repayment of the loan, the Company granted to WDH Investments, Co., a mortgage on the Company's St. Paul real estate. (See Certain Relationships and Related Transactions.)

ITEM 3 - LEGAL PROCEEDINGS

         On February 1, 1996 the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Minnesota. The Plan of Reorganization was approved on April 19,1996, and amended on May 7,1996. The plan specified that Debenture holders would receive one (1) share of newly issued $0.01 par common stock for each $1.50 of debenture debt, and one share of preferred stock with a par value of $0.01 per share for each $100 of debenture debt. The preferred stock holders are entitled to receive dividends only if and when declared by the Board of Directors of the Company. In the event the Company is liquidated prior to June 30, 1999, the holders of the preferred shares will be entitled to receive up to (but not more than) $25 per share out of the assets available for distribution before the holders of common stock receive any distributions. After June 30, 1999, the preferred shares convert automatically to shares of common stock. Existing shares of the Company's no par common stock were canceled and replaced with one share of newly issued $0.01 par common share for every 3 shares of previously existing common stock. All other creditors were to be paid in full. Prior to the filing, the Company reached agreement with the original underwriter of the Debentures and the Debenture Trustee to support this plan. All major vendors agreed to continue to conduct business with the Company on an open account basis under normal selling terms.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter was submitted by the Company to a vote of its security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common shares are traded over-the-counter. However, the Company's common shares are not quoted on any exchange or on the NASDAQ system, and there has been no trading of the Company's common shares during 1996.

         There were approximately 264 shareholders owning the Company's common shares of record as of December 31, 1996. The Company has not paid any cash dividends with respect to its common or preferred shares and anticipates retaining future earnings, if any, to finance operations of the Company.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Predecessor Company incurred net losses for 1993, 1994, and 1995, and the Successor Company incurred a loss for the nine months ended December 31, 1996. As a result, financial resources have been strained. As of December 31, 1996, the Successor Company's current liabilities exceed current assets by $1,753,465. While the Company, through its Plan, which was confirmed by the United States Bankruptcy Court, has significantly reduced its debt commitments, the Successor Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations, and obtain additional financing to meet its obligations on a timely basis. The Successor Company's business is currently dependent on large projects in the industrial sector. These projects involve long order cycles, and exact order placement dates are beyond the control of the Successor Company. While the Successor Company utilizes a progress billing procedure, there are periods of net cash outflows when cash flow is of concern. Both the Company and the Successor Company have been able to manage normal operating cash flow through the use of internally generated funds and an established line of credit.

1. On February 1, 1996, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Plan of Reorganization was approved on April 19, 1996, and amended on May 7, 1996. The Plan of Organization provided that:

              a) Holders of the Company's 12.5% Subordinated Convertible Debentures due in 1995 (the "Debentures") received one share of common stock for each $1.50 owed by the Company. In addition, each Debenture holder received one share of convertible preferred stock at $0.01 par value for each $100 of debenture debt of the Company, and

              b) Each existing stockholder was issued one share of $0.01 par common stock in cancellation of three shares of no par common stock owned by the shareholder, effective for shareholders of record on May 21, 1996.

              c) $500,000 of the line of credit borrowings was converted to a five-year note bearing interest at a rate of up to 12%, with the remainder, including an additional $200,000 in financing which becomes available upon approval of the Plan, being financed under a new line of credit at comparable rates with required monthly reductions of $25,000 commencing May 1, 1996. It has been subsequently agreed to defer reduction of the line of credit in $25,000 increments until August 1, 1996 and to lower the line of credit reduction for the months of October, November, and December.

              d) All other general creditors claims were settled in full upon a schedule to be agreed upon between the Company and its creditors.

         Under the terms of the Plan of Reorganization, debenture holders received 1,447,366 newly-issued common shares and 21,694 newly-issued convertible preferred shares.

The 3,292,689 shares of no par common stock outstanding as of May 21, 1996 have been canceled and replaced with 1,097,563 newly-issued common shares.

         The total number of outstanding common shares following the above common stock adjustments was 2,544,929. If the adjustments occurred on January 1, 1996, supplemental earnings per share for the first quarter of 1996 would have been $1.44.

         The Company's net working capital position increased by $2,762,412 to a working capital deficit of ($1,753,465) at December 31, 1996 from ($4,515,877) at December 31, 1995. A significant factor accounting for the change was the cancellation of the subordinated convertible debentures and related interest in exchange for common shares. At December 31, 1996, the Company had $625,000 outstanding on its line of credit compared to $1,050,000 at December 31, 1995.

         During 1996, the Company obtained an amendment to the bank credit agreement. The maximum borrowings available under the agreement are $1,045,000. At December 31, 1996, $420,000 was available for borrowing under the agreement after taking into account outstanding advances and standby letters of credit. The Company pays the stockholder who guarantees this debt an annual commitment fee of 4% of the maximum borrowings available plus 30% of the interest payable to the bank on a monthly basis and has granted this stockholder a subordinated (except for real property) security interest in substantially all assets of the Company. In March 1997, the Company issued a major shareholder 1,200,000 shares of common stock in exchange for which the shareholder (i) paid to the Company $50,000, (ii) waived his rights to receive the interest rate differential payments with respect to payments made to the Bank in February through May 1997 (which interest rate differential payments were estimated to equal a total of approximately $14,000) and (iii) agreed to consent to an increase in the line of credit to $1,250,000 and an abatement of the $25,000 monthly reduction in the line of credit until after June 1, 1997.

         The Company had no significant commitments for capital expenditures at December 31, 1996.

Results of Operations
The reporting periods are not comparable because of the bankruptcy and the fresh start reporting.

REVENUE AND COSTS

         Revenues in the three month period ended March 31 and 9 month period ended December 31, 1996 increased over 1995 due to increased confidence of the customers about the continued existence of the company. The backlog of firm orders at the end of 1995 was strong at $1,791,000 which also contributed to the increased sales in 1996. The backlog at the end of 1996 was also very strong coming in at $2,390,000. By March 4, 1997, the Company's backlog had increased to $3,386,000. Foreign destination sales in 1996 were also up in comparison to 1995. The Company has maintained good relationships with vendors and customers during this reorganization period.

         Gross profit margins have increased from 14% for the twelve month period ending December 31, 1995, to 44% for the 3 month period ending March 31, 1996 and 23% for the nine months ended December 31, 1996. The 1996 margins have increased substantially due to higher volume through the plant causing decreases in overhead rates to absorb fixed costs.

         The Successor Company warranty expenses for the nine months ended December 31, 1996 were approximately $102,000 as compared to the Predecessor Company of $0 and $43,000 for the 3 months ended March 31, 1996 and the twelve months ended December 31, 1995 respectively. In 1996, the Company had expenses related to one claim. An additional amount was reserved in 1996 to cover any additional expenses that will be incurred in 1997 for sales recorded through December 31, 1996. The Company has increased its allowances for doubtful accounts to reduce the net receivables from this customer to zero.

OPERATING COSTS

         Selling, general, and administrative expenses were fairly stable over the past two years. 1995 included a $250,000 write off to bad debt expense to reflect the uncertainty of collecting the net amount due from Lentjes, a large German engineering and construction company with which the Company had a partnering arrangement. The Company is continuing to look at ways to reduce these expenses and expects to realize the benefits of its recent reorganization during 1997.

No bonuses have been paid to salaried employees in 1995 or 1996.

The Successor Company expended approximately $5,000 in research and development for the nine months ended December 31, 1996 while the Predecessor Company expended $0 and $90,000 for the three month period ended March 31, 1996 and the twelve month period ended December 31, 1995, respectively. The decrease in spending was due to the shortage of cash during 1996.

OTHER

         Interest expense decreased from 1995 to 1996. This is primarily due to the cancellation of the subordinated debentures and related interest.

         Royalties from the Company's licensee, Sumitomo Heavy Industries, Ltd., have increased from 1995 to 1996.

         Rental and other income in 1996 included rent from tenants at the Company's manufacturing facility. In 1995 this category also included tenant rent payments along with $17,000 in gains from transactions denominated in foreign currency and expenses of $47,000 related to miscellaneous non-operating expenses.

         The Company utilizes the method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. There is no provision for income taxes for the year ended December 31, 1995 and the nine months ended 1996 because the Company incurred losses for which no benefit could be recognized. Under the provision of the Internal Revenue Code, the gain resulting from debt forgiveness in the three months ended March 31, 1996 is not taxable; however the gain reduced the Company's net operating loss carry forward. At December 31, 1996, the Company had net operating loss carryforwards of approximately $3,036,000 for federal tax reporting purposes. These carryforwards expire in varying amounts between 2005 and 2011. In addition, the Company has unused tax credits for capital investment and research and development activities of approximately $84,000 which are available to offset future income tax liabilities and expire between 1997 and 2001.

ITEM 7 - FINANCIAL STATEMENTS

         See "Index to Financial Statements" and the Financial Statements attached.


                          INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in response to Item 7.



Report of Independent Auditors                                                                   F-2

Successor Financial Statements:
         Balance Sheet as of December 31, 1996                                                   F-3
         Statement of Operations for the nine months ended 12/31/96                              F-4
         Statement of Stockholders Deficit for the nine months ended 12/31/96                    F-5
         Statement of Cash Flow for the nine months ended 12/31/96                               F-6

Predecessor Financial Statements
         Balance Sheet as of December 31, 1995                                                   F-3
         Statement of Operations for the three months ended March 31, 1996
         and the year ended December 31,1995                                                     F-4
         Statement of Stockholders Deficit for the three months ended March 31, 1996
         and the year ended December 31,1995                                                     F-5
         Statement of Cash Flow for the three months ended March 31, 1996
         and the year ended December 31,1995                                                     F-6

Notes to Financial Statements                                                                    F-7







INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
North Atlantic Technologies, Inc.
Bloomington, Minnesota

We have audited the accompanying balance sheet of North Atlantic Technologies, Inc. as of December 31, 1996 and the related statements of operations, stockholders' deficit, and cash flows for the nine months then ended (the Successor Company's financial statements) and the accompanying balance sheet of North Atlantic Technologies, Inc. as of December 31, 1995 and the related statements of operations, stockholders' deficit, and cash flows for the three months ended March 31, 1996 and the year ended December 31, 1995 (the Predecessor Company's financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Successor Company's financial statements present fairly, in all material respects, the financial position of North Atlantic Technologies, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the nine months then ended, in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company's financial statements present fairly, in all material respects, the financial position of North Atlantic Technologies, Inc. as of December 31, 1995 and its results of operations and its cash flows for the three months ended March 31, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, effective April 1, 1996, the Company emerged from protection under Chapter 11 of the Federal Bankruptcy Code and elected to prepare its financial statements on the basis of "Fresh Start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims and the holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. As a result of the adoption of fresh start reporting, the financial information for the Successor Company is presented on a different cost basis than that for the Predecessor Company and, therefore, is not comparable.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

February 7, 1997
(March 13, 1997 as to Note 15)
Minneapolis, Minnesota

NORTH ATLANTIC TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


                                                                                      SUCCESSOR        PREDECESSOR
                                                                                       COMPANY          COMPANY
                                                                                        1996             1995
ASSETS (NOTE 5)

CURRENT ASSETS:
   Cash and cash equivalents                                                       $   199,982      $    44,607
   Trade receivables, net (Note 6)                                                     563,650          818,887
   Other receivables (Note 14)                                                                          171,404
   Inventories                                                                         170,275          145,356
   Costs and estimated earnings in excess of billings on
     uncompleted contracts (Notes 5 and 7)                                              35,765
   Other current assets                                                                 11,015           29,029
                                                                                   -----------      -----------
         Total current assets                                                          980,687        1,209,283

PROPERTY AND EQUIPMENT:
   Land                                                                                695,792           92,510
   Buildings and leasehold improvements                                                504,209          692,441
   Machinery and equipment                                                             480,214        1,211,914
   Office furniture and equipment                                                       27,920          153,945
   Automobiles                                                                                           11,666
                                                                                   -----------      -----------
                                                                                     1,708,135        2,162,476
   Less accumulated depreciation                                                       130,071        1,305,351
                                                                                   -----------      -----------
         Net property and equipment                                                  1,578,064          857,125

OTHER ASSETS:
   Patent rights, net of accumulated amortization of $7,500                             92,500
   Other assets                                                                         12,399            3,652
   Reorganization value in excess of amounts allocated to identifiable assets,
     net of accumulated amortization of $31,439 (Note 2)                               389,447
                                                                                   -----------      -----------
         Total other assets                                                            494,346            3,652
                                                                                   -----------      -----------
                                                                                   $ 3,053,097      $ 2,070,060
                                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 8)                                   $   741,809      $ 3,547,622
   Trade accounts payable                                                            1,058,399          878,422
   Other accounts payable (Note 14)                                                     21,202          393,428
   Billings in excess of costs and estimated earnings on
     uncompleted contracts (Notes 5 and 7)                                             609,210          477,893
   Accrued liabilities:
     Taxes other than income                                                            15,884           15,219
     Warranty reserve                                                                  250,000          200,000
     Compensation and bonuses                                                           30,072           42,198
     Interest                                                                            7,576          170,378
                                                                                   -----------      -----------
         Total current liabilities                                                   2,734,152        5,725,160

LONG TERM DEBT -
   Net of current maturities (Note 8)                                                  826,570           12,251
                                                                                   -----------      -----------
         Total liabilities                                                           3,560,722        5,737,411

COMMITMENTS AND CONTINGENCIES (Notes 10 and 14)

STOCKHOLDERS' DEFICIT (Notes 3 and 9):
   Preferred stock, Series A Convertible, $.01 par value;
     authorized 22,000 shares; issued and outstanding 21,694 shares,
     total liquidation value, $542,350                                                     216
   Common stock, no par value; authorized 5,000,000 shares; issued
     and outstanding 797,563 shares                                                                   3,047,804
   Common stock, $.01 par; authorized 5,000,000 shares,
     issued and outstanding, 2,253,011 shares                                           22,530
   Accumulated deficit                                                                (530,371)      (6,715,155)
                                                                                   -----------      -----------
         Total stockholders' deficit                                                  (507,625)      (3,667,351)
                                                                                   -----------      -----------
                                                                                   $ 3,053,097      $ 2,070,060
                                                                                   ===========      ===========

See notes to financial statements.



NORTH ATLANTIC TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS


                                                               SUCCESSOR          PREDECESSOR
                                                                COMPANY             COMPANY           PREDECESSOR
                                                              NINE MONTHS        THREE MONTHS           COMPANY
                                                                 ENDED               ENDED            YEAR ENDED
                                                             DECEMBER 31,          MARCH 31,         DECEMBER 31,
                                                                 1996                1996                1995
REVENUES (Note 11)                                           $   4,226,525       $   1,394,512      $    3,684,001

COST OF REVENUES                                                 3,242,833             782,682           3,178,570
                                                             -------------       -------------      --------------
           Gross profit                                            983,692             611,830             505,431

OPERATING COSTS:
   Selling, general, and administrative                          1,374,572             411,931           1,982,685
   Research and development                                          4,621                                  90,496
   Write-down of unamortized patent costs (Note 5)                                                         184,505
                                                             -------------       -------------      --------------
                                                                 1,379,193             411,931           2,257,686
                                                             -------------       -------------      --------------

OPERATING (LOSS) PROFIT                                           (395,501)            199,899          (1,752,255)

OTHER INCOME (EXPENSE):
   Royalty income                                                   16,220               6,245              10,161
   Interest income                                                                                           2,446
   Interest expense                                               (175,953)            (82,372)           (475,732)
   Rental and other income                                          24,863              10,350              13,638
                                                             -------------       -------------      --------------
                                                                  (134,870)            (65,777)           (449,487)
                                                             -------------       -------------      --------------

(LOSS) INCOME BEFORE REORGANIZATION
   ITEMS AND EXTRAORDINARY ITEM                                   (530,371)            134,122          (2,201,742)

REORGANIZATION ITEMS (Note 2)                                                        1,380,468
                                                             -------------       -------------      --------------

 (LOSS) INCOME BEFORE
   EXTRAORDINARY ITEM                                             (530,371)          1,514,590      $   (2,201,742)

EXTRAORDINARY ITEM -
   Gain on conversion of debt (Notes 2 and 3)                                        2,154,736
                                                             -------------       -------------      --------------

NET (LOSS) INCOME                                            $    (530,371)      $   3,669,326      $   (2,201,742)
                                                             =============       =============      ==============

NET (LOSS) INCOME PER COMMON SHARE
   Loss (income) before reorganization
     items and extraordinary item                            $       (0.21)      $        0.13       $       (2.76)
   Reorganization items                                                                   1.37
   Extraordinary item                                                                     2.14
                                                             -------------       -------------      --------------
   Net (loss) income                                         $       (0.21)      $        3.64       $       (2.76)
                                                             =============       =============      ==============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                     2,496,368           1,008,552             797,563
                                                             =============       =============      ==============

See notes to financial statements.


NORTH ATLANTIC TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                              COMMON STOCK,
                                                 PREFERRED STOCK                $.01 PAR
                                             ----------------------     -----------------------
                                               SHARES       AMOUNT       SHARES        AMOUNT
PREDECESSOR COMPANY
   BALANCE AT DECEMBER 31, 1994

   Net loss


BALANCE AT DECEMBER 31, 1995

   Shares issued (Note 9)
   Net income
   Issuance of capital stock in connection
     with subordinated debt discharge           21,694          216      1,447,366       14,474
   Cancellation of no par common stock and
     issuance of $.01 par common stock                                   1,097,563       10,975
                                             ---------     --------     ----------    ---------

SUCCESSOR COMPANY
   BALANCE AT APRIL 1, 1996                     21,694          216      2,544,929       25,449

   Canceled shares (Note 9)                                               (291,918)      (2,919)
   Net loss
                                             ---------     --------     ----------    ---------

BALANCE AT DECEMBER 31, 1996                    21,694     $    216      2,253,011    $  22,530
                                             =========     ========     ==========    =========


[WIDE TABLE CONTINUED FROM ABOVE]


                                                    COMMON STOCK,
                                                       NO PAR                 ACCUMULATED
                                             ---------------------------
                                                SHARES         AMOUNT           DEFICIT          TOTAL
PREDECESSOR COMPANY
   BALANCE AT DECEMBER 31, 1994                  797,563     $ 3,047,804    $  (4,513,413)    $(1,465,609)

   Net loss                                                                    (2,201,742)     (2,201,742)
                                             -----------     -----------    -------------     -----------

BALANCE AT DECEMBER 31, 1995                     797,563       3,047,804       (6,715,155)     (3,667,351)

   Shares issued (Note 9)                        300,000           9,000                            9,000
   Net income                                                                   3,669,326       3,669,326
   Issuance of capital stock in connection
     with subordinated debt discharge                                                              14,690
   Cancellation of no par common stock and
     issuance of $.01 par common stock        (1,097,563)     (3,056,804)       3,045,829
                                             -----------     -----------    -------------     -----------

SUCCESSOR COMPANY
   BALANCE AT APRIL 1, 1996                                                                        25,665

   Canceled shares (Note 9)                                                                        (2,919)
   Net loss                                                                      (530,371)       (530,371)
                                             -----------     -----------    -------------     -----------

BALANCE AT DECEMBER 31, 1996                 $        -      $        -     $    (530,371)    $  (507,625)
                                             ===========     ===========    =============     ===========


See notes to financial statements.


NORTH ATLANTIC TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (NOTE 1)


                                                                  SUCCESSOR         PREDECESSOR
                                                                   COMPANY            COMPANY       PREDECESSOR
                                                                 NINE MONTHS        THREE MONTHS      COMPANY
                                                                     ENDED              ENDED         YEAR ENDED
                                                                  DECEMBER 31,        MARCH 31,      DECEMBER 31,
                                                                      1996             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                    $ 5,403,814      $   777,708      $ 3,864,835
   Cash paid to suppliers and employees                             (4,799,631)      (1,021,749)      (4,356,884)
   Interest, rent, and royalties received                               37,695           17,453           73,006
   Interest paid                                                      (186,087)         (58,616)        (341,567)
   Taxes paid                                                                                                (57)
                                                                   -----------      -----------      -----------
           Net cash provided by (used in) operating activities         455,791         (285,204)        (760,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from restricted cash                                                                          39,500
   Capital expenditures                                                 (3,840)          (1,213)         (39,025)
   Proceeds from disposal of fixed assets                                                                    400
   Additions of other assets                                                             (8,747)             (26)
                                                                   -----------      -----------      -----------
           Net cash (used in) provided by investing activities          (3,840)          (9,960)             849

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                        800,000          300,000        1,860,000
   Payments of long-term debt and capital leases                    (1,096,061)          (5,351)      (1,096,959)
                                                                   -----------      -----------      -----------
           Net cash (used in) provided by financing activities        (296,061)         294,649          763,041
                                                                   -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    155,890             (515)           3,223

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                            44,092           44,607           41,384
                                                                   -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   199,982      $    44,092      $    44,607
                                                                   ===========      ===========      ===========

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
     (USED IN) PROVIDED BY OPERATING ACTIVITIES:
   Net (loss) income                                               $  (530,371)     $ 3,669,326      $(2,201,742)
   Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                     169,010           39,191          177,315
   Gain on extinguishment of debt and affect of fresh
     start reporting                                                                 (3,560,770)
   Write-down of patent                                                                                  184,505
   Loss (gain) on disposal of equipment                                                                     (400)
   Stock issued for compensation                                                          2,250
   Changes in assets and liabilities:
     Receivables                                                       693,984         (267,343)         329,318
     Inventories                                                       (20,817)          (4,102)          58,433
     Other current assets                                               14,409           10,355           59,022
     Accounts payable and accrued liabilities                         (571,520)         431,433           30,317
     Net increase (decrease) in billings related to costs and
       estimated earnings on uncompleted contracts                     701,096         (605,544)         602,565
                                                                   -----------      -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                      $   455,791      $  (285,204)     $  (760,667)
                                                                   ===========      ===========      ===========


See notes to financial statements.


NORTH ATLANTIC TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED DECEMBER 31, 1996 (SUCCESSOR COMPANY),
THREE MONTHS ENDED MARCH 31, 1996 (PREDECESSOR COMPANY),
AND YEAR ENDED DECEMBER 31, 1995 (PREDECESSOR COMPANY)

1.      NATURE OF BUSINESS AND BASIS OF PRESENTATION

        BUSINESS - North Atlantic Technologies, Inc. (the Company) develops and utilizes advanced technology for the purpose of industrial energy recovery. The Company designs, manufactures, and markets worldwide a heat recovery system to industrial companies. The system utilizes a patented heat recovery device called Open Channel Air Preheater (OCAP), which is a design concept used by the Company in a broad range of products for energy recovery and environmental control applications.

        BASIS OF PRESENTATION - On February 1, 1996, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court for the District of Minnesota approved the Company's Plan of Reorganization (Plan) on April 19, 1996, as amended on May 7, 1996. The financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and, where applicable, in conformity with Statement of Position
        (SOP) No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE, issued in November 1990, by the American Institute of Certified Public Accountants. The financial statements are presented as if the Plan of Reorganization was effective as of April 1, 1996.

2.      FRESH START REPORTING

        Under the provisions of SOP No. 90-7, the Company was required to apply "fresh start" reporting since the reorganization value, as defined, was less than the total of all postpetition liabilities and allowed claims, and holders of voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. The financial statements of the reorganized entity are referred to herein as the Company or the Successor Company, and the financial statements of the entity up to the date the Plan was implemented are referred to herein as the Predecessor Company.

        To determine an estimate of its reorganization value, the Company utilized a combination of the estimated proceeds and recovery it would obtain from its assets and the value of its capital structure as perceived by the Company and others. Based on these factors, the Company established a reorganization value (total assets less liabilities) of the reorganized entity of $25,665. The Company allocated the reorganization value to the net book value of tangible assets as follows:

        Land                                          $     603,282
        Machinery and equipment                             268,759
        Office furniture and equipment                       13,107
        Patent                                              100,000
                                                      -------------
                                                      $     985,148
                                                      =============

        Under the provisions of SOP No. 90-7, the difference between the reorganization value of the assets and the fair value assigned to specific tangible and identified intangible assets was reported as an intangible asset identified as "reorganization value in excess of amounts allocable to identifiable assets." This amount is being amortized over ten years.

        In addition, the accumulated deficit of the Company was eliminated, and its capital structure was recast in conformity with the approved Plan. As such, the balance sheet of the Company as of December 31, 1996 represents that of a Successor Company which, in effect, is a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods. The net effect of all fresh start reporting adjustments resulted in income of $1,406,034 which is included within the Reorganization Item in the statement of operations of the Predecessor Company for the three months ended March 31, 1996, net of legal costs of $25,556 relating to the bankruptcy proceedings.

        The following table summarizes the adjustments required to record the reorganization of the Company and the issuance of various securities in connection with the implementation of the Plan. The presentation is presented as if the Plan was effective as of April 1, 1996.

                                                         Convertible
                                        PRE-             Subordinated            Reverse                             SUCCESSOR
                                      DECESSOR          Debt Discharge         Stock Split                           COMPANY'S
                                       COMPANY            and Related         for Existing                          Reorganized
                                        Pre-              Issuance of            Common         "Fresh Start"          Balance
                                    Confirmation         Capital Stock         Shareholders       Reporting             Sheet

CURRENT ASSETS                       $ 1,733,549                                                                      $ 1,733,549

PROPERTY AND
 EQUIPMENT, net                          819,147                                                   $   885,148          1,704,295

OTHER ASSETS:
 Patent                                                                                                100,000            100,000
 Reorganization value in
   excess of amounts
   allocable to identifiable
   assets                                                                                              420,886             420,886
 Other                                    12,399                                                                            12,399
                                     ------------         ------------         -------------       ------------        -----------
                                     $ 2,565,095          $      --            $      --           $ 1,406,034         $ 3,971,129
                                     ============         ============         =============       ============        ===========

LIABILITIES NOT
   SUBJECT TO
   COMPROMISE:
 Current liabilities                 $ 3,930,507                                                                       $ 3,930,507
 Lease obligations
   (long-term)                            14,957                                                                            14,957
                                     ------------                                                                      -----------
                                       3,945,464                                                                         3,945,464

LIABILITIES SUBJECT
   TO COMPROMISE -
 Convertible subordinated
   debentures and related
   interest payable                    2,169,426          $(2,169,426)
                                     ------------         ------------                                                 -----------
       Total liabilities               6,114,890           (2,169,426)                                                   3,945,464

STOCKHOLDERS'
   EQUITY (DEFICIT):
 Preferred stock                                                  216                                                          216
 Common stock (no par)                 3,056,804                               $  (3,056,804)
 Common stock ($.01 par)                                       14,474                 10,975                                25,449
 Accumulated deficit                  (6,606,599)           2,154,736              3,045,829       $ 1,406,034
                                     ------------         ------------         -------------       ------------        -----------
                                      (3,549,795)           2,169,426                 --             1,406,034              25,665
                                     ------------         ------------         -------------       ------------        -----------
                                     $ 2,565,095          $      --            $      --           $ 1,406,034         $ 3,971,129
                                     ============         ============         =============       ============        ===========

3.      PLAN OF REORGANIZATION

        On February 1, 1996, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Plan of Reorganization was approved on April 19, 1996 and amended on May 7, 1996. The financial statements for the nine months ended December 31, 1996 are presented as if the Plan was effective as of April 1, 1996. The Plan provided that:

        * Holders of the Company's 12.5% Subordinated Convertible Debentures due in 1995 (the Debentures) received one share of common stock for each $1.50 of Debenture debt owed by the Company. In addition, each Debenture holder received one share of convertible preferred stock at $0.01 par value for each $100 of Debenture debt of the Company.

        * Each existing stockholder was issued one share of common stock in cancellation of three shares owned by the shareholder, effective for shareholders of record on May 21, 1996.

        * $500,000 of the line of credit borrowings were converted in May 1996 to a five-year note bearing interest at a rate of up to 12%, with the remainder, including an additional $200,000 in financing which became available upon approval of the Plan, being financed under a new line of credit at comparable rates with required monthly reductions of $25,000, commencing May 1, 1996. (It was subsequently agreed to defer reduction of the line of credit in $25,000 increments until August 1, 1996 and in October 1996 it was agreed that the reduction would be only $10,000 per month for the remainder of 1996. (see Note 15).)

        * All other general creditors' claims were settled in full upon a schedule agreed upon between the Company and its creditors.

        Under the terms of the Plan, subject to the delivery of Debentures to the Company for cancellation, Debenture holders are entitled to receive up to 1,447,366 newly issued common shares, and up to 21,600 newly issued convertible preferred shares.

        The 3,292,689 shares of no par common stock outstanding as of May 21, 1996 have been canceled and replaced with 1,097,563 newly issued common shares. All share data within the report have been restated to reflect this 3-for-1 reverse stock split.

        The total outstanding common shares following the above common stock adjustments were 2,544,929. If the adjustments occurred on January 1, 1996, supplemental earnings per share for the first quarter of 1996 would have been $1.44 in total.

4.      GOING CONCERN

        The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Predecessor Company (see Note 2) incurred net losses for the year ended December 31, 1995 of $2,201,742, and the Successor Company incurred a loss for the nine months ended December 31, 1996 of $530,371. As a result, financial resources have been strained. As of December 31, 1996, the Successor Company's current liabilities exceed current assets by $1,753,465. While the Company, through its Plan, which was confirmed by the United States Bankruptcy Court, has significantly reduced its debt commitments, the Successor Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations, and obtain additional financing to meet its obligations on a timely basis. The Successor Company's business is currently dependent on large projects in the industrial sector. These projects involve long order cycles, and exact order placement dates are beyond the control of the Successor Company. While the Successor Company utilizes a progress billing procedure, there are periods of net cash outflows when cash flow is of concern. Both the Predecessor Company and the Successor Company have been able to manage normal operating cash flow through the use of internally generated funds and an established line of credit.

        Management is attempting to obtain bridge financing from a major investor. Management has also recently implemented a significant cost reduction and cost containment program, and has revised the Company's pricing strategy for its products.

        The accompanying financial statements include adjustments related to the implementation of the Plan of Reorganization and the adoption of fresh start reporting. However, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

5.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Adjustments to contract cost estimates are made in the periods in which the facts that require such revisions become known. When the revised estimates indicate losses, such losses are provided for currently.

        INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

        PROPERTY AND EQUIPMENT - Property and equipment are stated at cost (Predecessor Company) and estimated fair value at the time of approval of the Plan of Reorganization (Successor Company). Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from two to twenty years. In connection with fresh start reporting (see Note 2), all tangible assets were recorded at their estimated fair values and all accumulated depreciation previously recorded was eliminated.

        PATENT RIGHTS - Prior to June 1995, patent rights were being amortized on a straight-line basis over thirteen years, which was the remaining useful life of the patent when the patent was acquired. During the second quarter of 1995, largely due to the impending maturity of its subordinated debentures which the Predecessor Company did not have the resources to pay, management determined that the value of the patent had been impaired, and the remaining carrying value was written off. As a result of the confirmation of the Plan and the related fresh start reporting, the Successor Company determined an estimated fair value for the patent rights, which is being amortized on a straight-line basis over the remaining life of the patents.

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

        CONVERTIBLE PREFERRED STOCK - Convertible preferred stock is convertible at the option of the stockholder into one share of common stock through June 1, 1999 and converts automatically after June 1, 1999. The preferred stock carries the same voting rights as common stock. The stock is nondividend; however, no dividends may be declared or paid to common shareholders unless an equal per-share dividend is declared and paid to preferred shareholders. The stock is redeemable at the option of the Company at anytime prior to June 1, 1999 at $25 per share. Upon any liquidation or sale of substantially all of the assets of the Company, the holders of preferred shares are entitled to receive cash, property, or securities having a fair value of up to $25 per share before any distributions are made to common shareholders.

        STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 9).

        CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, amounts due from banks, and highly liquid cash investments.

        RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred.

        INCOME TAXES - The Company utilizes the method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES.

        NET LOSS PER SHARE - Net income (loss) per share has been computed using the weighted average number of common shares outstanding during each year. The shares issuable under the provisions of stock options and warrants and the shares issuable under the provisions of the convertible debentures have been excluded from the computations because their inclusion would be antidilutive in each of the periods.

        BUSINESS RISKS - The Company is susceptible to various risks due to the nature of its business. The Company operates in an industry which requires long lead times on contracts, and the Company often expends significant amounts of effort and cost in the proposal phase of a project, which may not lead to the placement of an order by the customer. Due to the significant cost to the customer of most projects that the Company is contracted to build, customers are sensitive to the interest rates they will have to pay to finance the project, exposing the Company's revenues to risks of interest rate fluctuations. Once an order is obtained, the Company manufactures a uniquely designed product which must meet customer specifications, exposing the Company to various risks related to product performance. The Company sells products in foreign countries at prices denominated in U.S. dollars (see Note 11). This situation exposes the Company to risk of currency fluctuations, indirectly, by impacting the ultimate cost to the customer and thereby affecting the Company's competitiveness in foreign markets.

        USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

        FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS - The fair values of the line of credit borrowings and term note approximate their carrying values because the debt carries a floating interest rate, and borrowings are guaranteed and collateralized by a security interest in substantially all of the Company's assets. The fair value of the mortgage note payable approximates its carrying value, as the note was recently entered into and is collateralized by a security interest in a portion of the Company's fixed assets.

        RECLASSIFICATIONS - Certain reclassifications have been made to the prior-year amounts to conform with the current-year presentation. These reclassifications had no effect on net income (loss) or accumulated deficit as previously reported.


6.      TRADE RECEIVABLES

                                                                                             December 31
                                                                                     ----------------------------
                                                                                      Successor     Predecessor
                                                                                       Company         Company
                                                                                         1996            1995

        Completed contracts                                                          $    60,789      $ 1,015,065
        Contracts in progress                                                            455,934           82,382
        Unbilled receivables                                                             146,927           40,600
        Retentions                                                                                         20,280
                                                                                     -----------      -----------
                                                                                         663,650        1,158,327
        Less allowance for doubtful accounts                                             100,000          339,440
                                                                                     -----------      -----------
                                                                                     $   563,650      $   818,887
                                                                                     ===========      ===========

        Unbilled receivables become billable upon shipment of the completed units, which occurred subsequent to year-end. All outstanding retentions at December 31, 1995 were collected during 1996.

7.      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                                             December 31
                                                                                     ----------------------------
                                                                                      Successor     Predecessor
                                                                                       Company         Company
                                                                                         1996            1995

        Costs incurred on uncompleted contracts                                      $ 1,638,385      $    87,489
        Estimated loss net of estimated earnings                                         (38,713)
                                                                                     -----------      -----------
                                                                                       1,599,672           87,489
        Less billings to date                                                          2,173,117          565,382
                                                                                     -----------      -----------
                                                                                     $  (573,445)     $  (477,893)
                                                                                     ===========      ===========

These amounts are included in the balance sheets as of December 31 under the following captions:

                                                                                             December 31
                                                                                     ----------------------------
                                                                                      Successor     Predecessor
                                                                                       Company         Company
                                                                                         1996            1995
        Costs and estimated earnings in excess of billings
          on uncompleted contracts                                                   $    35,765
        Billings in excess of costs and estimated earnings
          on uncompleted contracts                                                      (609,210)        (477,893)
                                                                                     -----------      -----------
                                                                                     $  (573,445)     $  (477,893)
                                                                                     ===========      ===========

8.      DEBT

        Debt at December 31, consists of the following:

                                                                                             December 31
                                                                                     ----------------------------
                                                                                      Successor     Predecessor
                                                                                       Company         Company
                                                                                         1996            1995
        Note payable to bank; interest at bank's one-month reserve certificate of deposit rate plus 1.75% (7.35% at December 31, 1996), secured by substantially all assets (except real property) of the Company and the
          personal guarantee of a stockholder                                        $   448,761
        Subordinated convertible debentures, due 1995; interest at 12.5%,
          payable semiannually                                                                        $ 1,993,000
        Borrowings under bank credit agreement; interest at bank's one-
          month reserve certificate of deposit rate plus 1.75% (7.35% at
          December 31, 1996), secured by substantially all assets (except real property) of the Company and the personal guarantee
          of a stockholder                                                               625,000        1,050,000
        Mortgage note, due 2000; interest at 12%, payable in monthly installments of $6,000, with all unpaid principal due in June
          2000, secured by real property                                                 480,369          493,843
        Capitalized lease obligations payable monthly through September 1998              14,249           23,030
                                                                                     -----------      -----------
                                                                                       1,568,379        3,559,873
                                                                                         741,809        3,547,622
        Less current maturities                                                      -----------      -----------
                                                                                     $   826,570      $    12,251
        Net long-term debt                                                           ===========      ===========

Annual principal maturities of long-term debt for the next five years at December 31, 1996 are as follows:

       Years ending December 31:
          1997                                      $      741,809
          1998                                             121,790
          1999                                             125,170
          2000                                             135,666
          2001                                              61,166

        During 1996, the Company obtained an amendment to the bank credit agreement. The maximum borrowings available under the agreement are $1,045,000. At December 31, 1996, $420,000 was available for borrowing under the agreement after taking into account outstanding advances and standby letters of credit. The Company pays the stockholder who guarantees this debt an annual commitment fee of 4% of the maximum borrowings available plus 30% of the interest payable to the bank on a monthly basis and has granted this stockholder a subordinated (except for real property) security interest in substantially all assets of the Company. During the nine months ended December 31, 1996, the Company made payments to the stockholder that is guarantor totaling $58,440. The Predecessor Company made payments that totaled $19,480 and $84,190 during the three months ended March 31, 1996 and the year ended December 31, 1995, respectively.

        The Company was in default on the subordinated debentures at December 31, 1995. Due to cross-default provisions within the credit agreement, the Company was also in default of the line of credit borrowings as of December 31, 1995. All these amounts were classified as current liabilities at December 31, 1995. The subordinated debentures were converted to preferred and common stock in connection with the approved Plan of Reorganization (see Note 3).

        During 1995, the Company obtained a $500,000 mortgage loan from a stockholder. The loan is evidenced by a mortgage note, which provides the stockholder a security interest in the land and building which comprise the Company's manufacturing facility in St. Paul. Total principal and interest payments made to the stockholder during the nine months ended December 31, were $54,010. The Predecessor Company made payments of $18,000 and $36,005 during the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. The mortgage note contains provisions which allow the stockholder to demand payment if the Company is in default under any other borrowing agreements.

9.      STOCKHOLDERS' DEFICIT

        STOCK OPTIONS AND WARRANTS - In 1992, the Company's stockholders approved the adoption of a qualified stock option plan. Under the plan, as amended, 166,667 shares of the Company's common stock have been reserved for granting of options at exercise prices not less than the fair market value of the shares (110% of fair market value for persons owning more than 10% of the outstanding shares) at the date of the grant. Options granted under the plan may be granted at terms which expire up to ten years from the date of the grant.


The following table summarizes stock option activity under the 1992 plan and a prior plan:


                                             Successor     Predecessor
                                              Company         Company       Predecessor
                                            Nine Months     Three Months      Company
                                              Ended           Ended         Year Ended
                                            December 31,     March 31,      December 31,
                                               1996            1996            1995

Options outstanding beginning of period       93,333             93,333      115,000

  Granted ($0.10)                             40,000
  Canceled ($4.50)                           (93,333)                         (1,667)
  Canceled ($3.375)                                                          (20,000)
  Canceled ($0.10)                           (26,667)
                                         -----------      -------------  -----------

Options outstanding at end of period          13,333             93,333       93,333
                                         ===========      =============  ===========

Exercise prices of outstanding options
  at end of period                          $   0.10      $       3.375     $  3.375
                                         ===========      =============  ===========

Options exercisable at end of period           2,667             54,667       54,667
                                         ===========      =============  ===========

Exercise prices of exercisable options
  at end of period                          $   0.10      $       3.375     $  3.375
                                         ===========      =============  ===========

Nonqualified stock options have also been granted, exercisable on approximately the same basis as the qualified options previously described, as follows:

                                             Successor     Predecessor
                                              Company         Company       Predecessor
                                            Nine Months     Three Months      Company
                                              Ended           Ended         Year Ended
                                            December 31,     March 31,      December 31,
                                               1996            1996            1995

Options outstanding beginning of period       24,000      $      24,000       13,333

  Granted ($0.10)                             15,000
  Granted ($3.375)                                                            18,667
  Canceled ($3.375)                           (4,667)                         (4,667)
  Canceled ($5.25)                            (3,333)                         (3,333)
  Canceled ($0.10)                            (5,000)
                                         -----------      -------------  -----------

Options outstanding at end of period          26,000             24,000       24,000
                                         ===========      =============  ============

Exercise prices of outstanding options
  at end of period                       $ 0.10-5.25       $ 3.375-5.25  $ 3.375-5.25
                                         ===========      =============  ============

Options exercisable at end of period          10,000              8,000         8,000
                                         ===========      -------------  ============

Exercise prices of exercisable options
  at end of period                       $ 0.10-5.25       $ 3.375-5.25  $ 3.375-5.25
                                         ===========      =============  ============


        The Company accounts for the qualified and nonqualified plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK - BASED COMPENSATION, the Company's and the Predecessor's pro forma net income for the nine months ended December 31, 1996, the three months ended March 31, 1996 and the year ended December 31, 1995 would not have been materially different and earnings per share for such periods would have been unchanged.

        ISSUANCE OF COMMON SHARES - On January 29, 1996, the Predecessor Company issued 300,000 shares of common stock to certain members of management. The shares were held in trust and were subject to forfeiture upon the termination of employment of these individuals over a five-year period. In the fourth quarter of 1996, both of these individuals left the Company and 291,918 of the previously issued shares were canceled.

10.     COMMITMENTS AND CONTINGENCIES

        LEASES - The Company leases office space and equipment. A shareholder of the Company is part owner of the building in which the Company leases office space. Rent expense of the Company was $58,037 for the nine months ended December 31, 1996. Rent expense of the Predecessor Company aggregated $19,346 and $77,298 during the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. Rent paid to related parties by the Successor Company totaled $52,646 for the nine months ended December 31, 1996. Related party rent payments made by the Predecessor Company were $17,548 and $70,194 for the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. Future minimum operating lease commitments as of December 31, 1996 are as follows:

        Year ending December 31, 1997                                 $   27,316

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

        OTHER - The Company had outstanding standby letters of credit totaling $3,500 and $86,910 at December 31, 1996 and 1995, respectively, which reduced available borrowings under the Company's line of credit.

11.     REVENUES

        The percentages of total revenue from sales to customers in excess of 10% were as follows:

                           Successor      Predecessor
                           Company           Company     Predecessor
                          Nine Months      Three Months    Company
                             Ended            Ended       Year Ended
                          December 31,       March 31,   December 31,
                              1996             1996          1995

        Customer A                                              14%
        Customer B                                              10
        Customer C                               33%
        Customer D                               49
        Customer E                16%
        Customer F                29

Sales were made within the following geographic areas:

                           Successor      Predecessor
                           Company           Company     Predecessor
                          Nine Months      Three Months    Company
                             Ended            Ended       Year Ended
                          December 31,       March 31,   December 31,
                              1996             1996          1995

         United States     $2,383,554     $  175,800     $2,955,024
         Europe                81,000                       235,977
         Canada               206,915        465,000         40,600
         Far East             179,068        753,712        240,000
         South America      1,271,276
         Other export         104,712                       212,400
                           ----------     ----------     ----------
                           $4,266,525     $1,394,512     $3,684,001
                           ==========     ==========     ==========



12.     INCOME TAXES

        There is no provision for income taxes during the periods presented because the Company incurred a loss for which no benefit could be recognized at this time or the Company utilized net operating loss carryforwards.

        Differences between the provision for income taxes based on earnings before extraordinary items at the federal statutory rate and the recorded provisions are summarized as follows:


                                                           Successor     Predecessor
                                                            Company         Company     Predecessor
                                                          Nine Months     Three Months     Company
                                                             Ended           Ended       Year Ended
                                                          December 31,      March 31,    December 31,
                                                             1996            1996           1995

         (Benefit) expense at statutory rates              $(185,000)     $ 530,000      $(771,000)
         Nondeductible depreciation and
           amortization of fixed asset and
           intangible assets                                  22,000
         Nontaxable increase in fixed and
           intangible assets                                               (492,000)
         Other                                                23,000                       (17,000)
         Change in valuation allowance resulting
           primarily from increase in (utilization of)
           net operating loss carryforwards                  140,000        (38,000)       788,000
                                                           ---------      ---------      ---------
                                                           $      --      $      --      $      --
                                                           =========      =========      =========


        The gain on conversion of the Predecessor Company's subordinated debentures was not a taxable event. However, the net operating loss carryforwards were reduced by the amount of the gain of $2,154,736, as well as, by $768,136 in interest expense recorded on the debt for the three years prior to its conversion to capital stock. As a result of these decreases in the Company's net operating loss carryforwards, the valuation allowance was reduced by approximately $1,030,000. The gain of $1,406,034 recognized in accordance with fresh start reporting is also not taxable as income; however, the future depreciation and amortization of the increased bases of these assets will not be deductible for tax purposes, and any gains on the sale of these assets will be increased for tax purposes by the amount of the increase in the bases of these assets.

        At December 31, 1996, the Company had net operating loss carryforwards of approximately $3,036,000 for federal tax reporting purposes. These carryforwards expire in varying amounts between 2005 and 2011. In addition, the Company has unused tax credits for capital investment and research and development activities of approximately $84,000 which are available to offset future income tax liabilities and expire between 1997 and 2001.

        Deferred tax assets have been reduced by a valuation allowance because the ultimate realization of the benefit for these deferred tax assets is currently not anticipated. Net deferred tax assets at December 31 are comprised of the following:

                                                                                    December 31
                                                                           ----------------------------
                                                                            Successor        Predecessor
                                                                             Company           Company
                                                                               1996              1995
         Current:
           Warranty reserve                                                $    47,000      $    29,000
           Allowance for doubtful accounts                                      36,000          122,000
           Miscellaneous accrued expenses                                       60,000
           Inventory costs capitalized for income tax purposes                   9,000
           Valuation allowance                                                (152,000)        (151,000)
                                                                           -----------      -----------
                   Net current tax benefit of temporary differences        $      --        $      --
                                                                           ===========      ===========

         Noncurrent:
           Excess of book over tax depreciation and amortization           $   178,000      $   103,000
           Net operating loss carryforwards                                  1,091,000        2,094,000
           Tax credits                                                          84,000           85,000
           Valuation allowance                                              (1,353,000)      (2,282,000)
                                                                           -----------      -----------
                   Net noncurrent tax benefit of temporary differences     $      --        $      --
                                                                           ===========      ===========


13.     EMPLOYEE RETIREMENT PLAN

        The Company's Board of Directors adopted a 401(k) plan effective July 1, 1991 covering substantially all of its employees. Eligible employees may elect to defer a portion of their compensation, up to 15%, by making contributions to the plan. Employer matching contributions, subject to adjustment by the Board of Directors semiannually, are equal to 50% of each employee's contribution, up to 2-1/2% of each employee's compensation. Employer contributions totaled $17,446 for the nine months ended December 31, 1996. The Predecessor Company's contributions totaled $5,815 and $24,437 for the three months ended March 31, 1996 and the year ended December 31, 1995, respectively.

14.     OTHER RECEIVABLE AND PAYABLES

        During 1995, the Predecessor Company became aware of two heat exchangers sold through the Predecessor Company's German customer which were not performing up to specifications and required rework to make them perform satisfactorily. The cost of this rework was accrued as an other accounts payable. One of these units was sold during a time period when the Predecessor Company had coverage under a liability insurance policy covering design errors. In 1995, the Predecessor Company recognized a receivable of $171,404, net of a deductible of approximately $32,000, related to the cost incurred on the unit covered by insurance. Due to the uncertainty of collecting this and certain other receivables, the allowance for doubtful accounts was increased to effectively reduce the net amount receivable from the German customer to zero at December 31, 1995. In 1996, the Company paid the customer a nominal amount and the dispute was settled.

15.     SUBSEQUENT EVENT

        In March 1997, the Company issued a major shareholder 1,200,000 shares of common stock in exchange for which the shareholder (i) paid to the Company $50,000; (ii) waived his rights to receive the interest rate differential payments with respect to payments made to the Bank in February through May 1997 (which interest rate differential payments were estimated to equal a total of approximately $14,000); and (iii) agreed to consent to an increase in the line of credit to $1,250,000 and an abatement of the $25,000 monthly reduction in the line of credit until after June 1, 1997.





ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with the Company's principal independent auditors during the two most recent fiscal years.

                                    PART III

ITEMS 9-11

The discussions under the sections captioned "Directors, Executive Officers and Control Persons and Compliance with Section 16(a) of the Exchange Act"; "Executive Compensation"; and "Security Ownership of Certain Beneficial Owners and Management"; to be included in the Company's proxy statement to be filed with the Securities Exchange Commission and delivered to the Company's shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the 1997 annual meeting of shareholders of the Company are incorporated by reference in response to Items 9,10,11 of Part III hereof.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Line of Credit Guaranteed by Principal Shareholder

         Since 1987, Willis D. Heim, a principal shareholder and former director of the Company, has irrevocably guaranteed the Company's obligations under its line of credit extended by First Bank, National Association, (the "Bank") and pledged to the Bank investment securities owned by Mr. Heim to secure the Company's obligations to the Bank. In consideration of such financing arrangements, the Company has granted to Mr. Heim rights to acquire common stock of the Company, made cash payments to Mr. Heim and granted to him security interests in assets of the Company.

         In May 1996, the Company and the Bank amended and restated the Company's credit arrangements in connection with the implementation of the Company's Plan of Reorganization. As amended, the Bank provided the Company (i) a line of credit of $1,150,000 which was to be reduced in the amount of $25,000 each month beginning in July 1996 and terminate on June 1, 1997; and (ii) a term loan in the amount of $500,000 to be repaid in monthly installments of approximately $10,000 and is due in full on May 1, 2001. Both the line of credit and term loan provide for payment of interest at a variable annual rate of 1.75 percent in excess of an index rate of the Bank. In October 1996, and in February 1997, the Bank agreed to amend the terms of the line of credit. As amended, the line of credit currently is in the amount of $1,250,000 with the Company being under no obligation to reduce that amount on a monthly basis prior to the June 1, 1997 due date of the line.

         In May 1996, the Company and Mr. Heim renewed their agreements related to Mr. Heim's guaranty of the Company's obligations due the Bank. As renewed, the Company agreed to pay to Mr. Heim (i) a monthly payment equal to 30 percent of the interest payable to the Bank with respect to the line of credit; (ii) in August 1996, an origination fee for the line of credit of $46,000; and (iii) a monthly payment, to the extent the annual interest payable under the term note was less than 12 percent, equal to the difference between the actual interest paid and what would be paid if the term loan was at an annual interest rate of 12 percent. The renewal of the arrangement recognized that Mr. Heim was not obligated to seek to have the Bank renew the line of credit at its maturity in June 1997, but that if he did, Mr. Heim would be entitled to a renewal fee in the amount of 4 percent of the line of credit renewed. The Successor Company expensed $49,760 for Mr. Heim for the nine months ended December 31, 1996 and the Predecessor Company expensed $28,160 and $84,190 for the three months ended March 31, 1996 and the twelve months ended December 31, 1995 respectively.

Issuance of Shares to Principal Shareholder

         In March 1997, the Company issued to William D. Heim 1,200,000 share of common stock in exchange for which Mr. Heim: (i) paid to the Company $50,000;
(ii) waived his rights to receive the interest rate differential payments with respect to payments made to the Bank in February through May 1997 (which interest rate differential payments were estimated to equal a total of approximately $14,000); and (iii) agreed to consent to an increase in the line of credit to $1,250,000 and an abatement of the $25,000 monthly reduction in the line of credit until after June 1, 1997.

Mortgage Loan with Principal Shareholder

         In June 1995, the Company borrowed $500,000 from WDH Investments, Co. ("WDH") and secured repayment of the loan with a mortgage upon the Company's production facility in St. Paul, Minnesota. Willis D. Heim, a principal shareholder and former director of the Company, is an affiliate of WDH. The loan requires monthly repayments of $6,000 which include interest at an annual rate of 12 percent, but is due in full in January 2000. In addition, the note is due in full in the event the Company defaults upon the other indebtedness of the Company.


Lease Agreement with Principal Shareholder

         The Company entered into a Lease Agreement dated March 7, 1994, with Southtown Office Park ("Southtown") for approximately 3,800 square feet of office space in a five-story building located at 8120 Penn Avenue South, Bloomington, Minnesota. On November 21, 1994, the Lease Agreement was amended to cover additional office space expanding the total office space rented to approximately 4,200 square feet. On January 27, 1997 the Lease Agrement was amended to decrease the total office space to approximately 3,800 square feet. Willis D. Heim, a principal shareholder and former director of the Company, is an affiliate of Southtown. The Lease commenced on May 1, 1994, and expires on April 30, 1997. A renewal of the lease is currently being negotiated. Under the terms of the Lease, as amended, the Company pays a monthly rental of $5,333.

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

         10.24(11)        Mortgage Note dated June 16, 1995, issued by the Registrant to WDH Investments Co.

         10.25(11)        Combination Mortgage, Security Agreement, Fixture Financing Statement and
                          Assignment of Rents between Registrant and WDH Investments Co., dated June 16, 1995.

         10.31(12)        Debtor's Amended Plan of Reorganization dated April 25, 1996.

         10.32            Amended and Restated Credit Agreement dated May 9, 1996 between the registrant and
                          First Bank National Association.

         10.33            $500,000 Term Promissory Note issued by registrant on May 9, 1996, in favor of First
                          Bank National Association.

         10.34            $1,500,000 Revolving Credit Promissory Note issued by registrant on May 9, 1996, in favor of First Bank National Association.

         10.35            Amended and Restated Security Agreement dated May 9, 1996, or the registrant in favor of First Bank National Association.

         10.36            May 9, 1996, Agreement between registrant and Willis D. Heim concerning guaranty by Mr.
                          Heim of registrant's obligations to First Bank National Association.

         27               Financial Data Schedule.

*  Indicates a management contract or compensatory plan or arrangement.
(1)      Incorporated  by reference to the Company's  registration  statement on Form S-18,  commission file number
         2-85984C.
(2)      Incorporated  by reference to the Company's  registration  statement on Form S-1,  commission  file number
         33-490.
(3)      Incorporated by reference to the Company's Form 10-Q for the period ended September 30, 1987.
(5)      Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1989.
(6)      Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1990.
(7)      Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1991.
(8)      Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 1992.
(10)     Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994.
(11)     Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.
(12)     Incorporated by reference to the Company's Form 8-K for the event occurring on April 19, 1996.



(b)      Reports on Form 8-K

         The Registrant filed no current reports on Form 8-K during the quarter ended December 31, 1996.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     North Atlantic Technologies, Inc.

                                     By:  /s/ Allen R. Karson
                                          Allen R. Karson
                                          Chief Executive Officer
                                          (principal executive officer) and
                                          Chief Financial Officer
                                          (principal financial officer and
                                          principal accounting officer)

Dated: March 26, 1996



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Louis R. Wagner
Louis R. Wagner, Chairman of the Board


  /s/ Allen R. Karson
Allen R. Karson, Chief Executive Officer
and Chief Financial Officer


  /s/ John O. Goodwyne
John O. Goodwyne, a director


/s/ John Fowler
John Fowler, a director