Form 10QSB/A
period 1996-03-31
NORTH ATLANTIC TECHNOLOGIES INC
filed 1997-05-12
CIK 706021

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO.1


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
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                            MARCH 31,     DECEMBER 31,
                             ASSETS                            1996          1995
                                                          (As restated,
                                                           See Note 4)
                                                           -----------    -----------
CURRENT ASSETS
         Cash and equivalents                              $    44,092    $    44,607
         Trade accounts receivable, net of allowance for
            doubtful accounts of $339,440 at March 31,
            1996 and at December 31, 1995                    1,086,230        818,887
         Other receivable                                      171,404        171,404
         Inventories                                           149,458        145,356
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                  256,941
         Other current assets                                   25,424         29,029
                                                           -----------    -----------

                  Total current assets                       1,733,549      1,209,283

PROPERTY AND EQUIPMENT
         Land                                                  695,792         92,510
         Buildings and leasehold improvements                  504,209        692,441
         Machinery and equipment                               477,871      1,211,914
         Office furniture and equipment                         26,423        153,945
         Automobiles                                                 0         11,666
                                                           -----------    -----------
                  Totals                                     1,704,295      2,162,476
         Less accumulated depreciation                               0     (1,305,351)
                                                           -----------    -----------

                  Net property and equipment                 1,704,295        857,125

OTHER ASSETS
         Patent rights                                         100,000
         Other assets                                           12,399          3,652
         Reorganization value in excess of amounts
          allocated to identifiable assets                     420,886
                                                           -----------    -----------
                  Total other assets                           533,285          3,652
                                                           -----------    -----------
                                                           $ 3,971,129    $ 2,070,060
                                                           ===========    ===========




See notes to financial statements.



ITEM 1 (Continued)

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                    MARCH 31,    DECEMBER 31,
                     LIABILITIES AND EQUITY                           1996           1995
                                                                 (As restated,
                                                                   See Note 4)
                                                                   -----------    -----------
     Current liabilities
        Postpetition
         Trade accounts payable                                    $   729,785           --
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                           129,290           --
         Accrued liabilities:
           Taxes other than income                                       6,329           --
           Compensation                                                 47,690           --
           Interest                                                     17,708           --
           Other                                                        11,078           --
                                                                   -----------    -----------

                                                           Total       941,880           --
        Prepetition (See Note 3)
         Current maturities of long-term debt                      $ 1,846,565    $ 3,547,622
         Trade accounts payable                                        454,495        878,422
         Other accounts payable                                        393,428        393,428
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                          --          477,893
         Accrued liabilities:
            Taxes other than income                                       --           15,219
            Warranty reserve                                           175,000        200,000
            Compensation                                                31,309         42,198
            Interest                                                      --          170,378
            Other                                                       87,830           --
                                                                   -----------    -----------
                                                          Totals     2,988,627      5,725,160

                   Total current liabilities                         3,930,507      5,725,160

     Lease obligations, net of current maturities                       14,957         12,251

                           Total liabilities                         3,945,464      5,737,411


STOCKHOLDER'S DEFICIT
         Preferred stock                                                   216              0
         Common stock, $.01 par, authorized
            5,000,000 shares, issued and outstanding
            2,544,929                                                   25,449              0
         Common stock, no par value; authorized
            5,000,000 shares; issued and outstanding
            2,392,689 at December 31, 1995                                   0      3,047,804
         Accumulated deficit                                                 0     (6,715,155)
                                                                   -----------    -----------

                  Total stockholders' equity (deficit)                  25,665     (3,667,351)
                                                                   -----------    -----------

                                                                   $ 3,971,129    $ 2,070,060
                                                                   ===========    ===========




See notes to financial statements.




ITEM 1 (Continued)

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Quarter Ended March 31
                                                       ----------------------
                                                        1996           1995
                                                    (As restated,
                                                     See Note 4)
                                                     -----------    -----------
REVENUES                                             $ 1,394,512    $ 1,838,998
COST OF REVENUES                                         782,682      1,403,212
                                                     -----------    -----------
    GROSS PROFIT                                         611,830        435,786

OPERATING COSTS                                          411,931        499,475
                                                     -----------    -----------

OPERATING INCOME (LOSS)                                  199,899        (63,689)

OTHER INCOME (EXPENSE)
         Royalty and services income                       6,245          1,244
         Interest expense (contractual interest in
            1996 was $123,891)                           (82,372)      (105,284)
         Rental and other income                          10,350         27,949
                                                     -----------    -----------

                                                         (65,777)       (76,091)
                                                     -----------    -----------


INCOME(LOSS) BEFORE REORGANIZATION ITEMS AND
  EXTRAORDINARY ITEM                                     134,122       (139,780)

REORGANIZATION ITEMS (NOTE 4)                          1,380,468           --
                                                     -----------    -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          $ 1,514,590    ($  139,780)

EXTRAORDINARY ITEM -
         Gain on conversion of debt                    2,154,736              0

NET INCOME (LOSS)                                    $ 3,669,326    ($  139,780)
                                                     ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:
         Loss (income) before reorganization
            items and extraordinary item             $       .13    ($      .18)
         Reorganization items                               1.37
         Extraordianry item                                 2.14
                                                     -----------    -----------
         Net (loss) income                           $      3.64    ($      .18)
                                                     -----------    -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              1,008,552        797,563
                                                     ===========    ===========




See notes to financial statements



ITEM 1 (Continued)

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Quarter Ended March 31
                                                                                    ----------------------
                                                                                      1996          1995
                                                                                 (As restated,
                                                                                  See Note 4)
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                                   $   777,708    $ 1,088,775
   Cash paid to suppliers & employees                                              (1,021,749)    (1,533,024)
   Interest, rent and royalties received                                               17,453         28,466
   Interest paid                                                                      (58,616)       (45,436)
                                                                                  -----------    -----------

                  Net cash used in operating activities                              (285,204)      (461,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (1,213)       (17,211)
   Proceeds from disposal of fixed assets                                                --              400
   Additions of other assets                                                           (8,747)          --
                                                                                  -----------    -----------

                  Net cash used in investing activities                                (9,960)       (16,811)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                       300,000        500,000
   Payments of long-term debt                                                          (5,351)       (23,636)
                                                                                  -----------    -----------

                  Net cash provided by financing activities                           294,649        476,364
                                                                                  -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (515)        (1,666)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       44,607         41,384
                                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    44,092    $    39,718
                                                                                  ===========    ===========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
   OPERATING ACTIVITIES:
       Net Income (loss)                                                          $ 3,669,326    $  (139,780)
       Adjustments to reconcile net income (loss) to net cash provided by (used
         in) operating activities:
         Depreciation and amortization                                                 39,191         50,141
         Stock issued for compensation                                                  2,250
         Gain on disposal of equipment                                                   --             (400)
         Gain on extinguishment of debt and affect of fresh start reporting        (3,560,770)          --
       Changes in assets and liabilities:
         Receivables                                                                 (267,343)      (684,354)
         Inventories                                                                   (4,102)       (73,041)
         Other current assets                                                          10,355         12,210
         Accounts payable and accrued liabilities                                     431,433        337,709
         Net increase (decrease) in billings related to costs
           and estimated earnings on uncompleted contracts                           (605,544)        36,296
                                                                                  -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                             $  (285,204)   $  (461,219)
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


     4. Restatement

     Subsequent to the filing of the Predecesor Company's first quarter results on Form 10-QSB, the Successor Company elected to apply the provisions of "fresh-start" reporting under SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

                                                    Convertible
                                                    Subordinated
                                        PRE-            Debt           Reverse                       SUCCESSOR
                                      DECESSOR        Discharge      Stock Split                     COMPANY'S
                                      COMPANY        and Related     for Existing                   Reorganized
                                        Pre-         Issuance of        Common      "Fresh Start"     Balance
                                    Confirmation    Capital Stock    Shareholders     Reporting        Sheet
                                    ------------    -------------    ------------   -------------   -----------

CURRENT ASSETS                      $1,733,549                                                      $1,733,549

PROPERTY AND
EQUIPMENT, net                         819,147                                      $  885,148       1,704,295

OTHER ASSETS:
    Patent                                                                             100,000         100,000
    Reorganization value in
    excess of amounts allocable
    to identifiable assets                                                             420,886         420,886
    Other                               12,399                                                          12,399
                                    ----------                                                      ----------
                                    $2,565,095      $       --       $        --    $1,406,034      $3,971,129
                                    ==========      ==========       ===========    ==========      ==========

LIABILITIES NOT SUBJECT
TO COMPROMISE:
    Current liabilities             $3,930,507                                                      $3,930,507
    Lease obligations
      (long-term)                       14,957                                                          14,957
                                    ----------                                                      ----------
                                     3,945,464                                                       3,945,464

LIABILITIES SUBJECT TO
COMPROMISE:
    Convertible Subordinated
    Debentures and related
    interest payable                 2,169,426     (2,169,426)
                                    ----------     ----------

    Total Liabilities                6,114,890     (2,169,426)                                       3,945,464


STOCKHOLDERS' EQUITY
(DEFICIT):
    Preferred Stock                                       216                                              216
    Common Stock (no par)            3,056,804                      $(3,056,804)
    Common Stock ($.01 par)                            14,474            10,975                         25,449
    Accumulated Deficit             (6,606,599)     2,154,736         3,045,829      1,406,034
                                    ----------     ----------       -----------     ----------      ----------
                                    (3,549,795)     2,169,426                --      1,406,034          25,665
                                    ----------     ----------       -----------     ----------      ----------

                                    $2,565,095     $       --       $        --     $1,406,034      $3,971,129
                                    ==========     ==========       ===========     ==========      ==========


     Because the Form 10-QSB had already been filed for the quarter ended March 31, 1996, the Successor Company did not present the fresh start adjustments in the statement of operations of the Predecessor Company for the quarter ended March 31, 1996. Accordingly, the financial statements of the Predecessor Company for the quarter ended March 31, 1996 have been restated to present the fresh start reporting adjustments. The Plan of Reorganization also resulted in the previously outstanding shares of no par common stock being cancelled and replaced with one share of $.01 par common stock for every three shares previously outstanding. The following table summarizes the affect of this restatement and the 3-for-1 reverse split on the previously reported financial statement amounts:

                                   STATEMENT OF OPERATIONS DATA
                                THREE MONTHS ENDED MARCH 31, 1996
                                ---------------------------------
                                    As previously       As
                                      Reported        Amended
                                    -------------   ----------

REORGANIZATION ITEMS                     25,566      1,380,468

EXTRAORDINARY ITEM                            0      2,154,736

NET INCOME                              108,556      3,669,326

NET INCOME PER COMMON SHARE

Net income before reorganization
items and extraordinary item               0.04           0.13
Reorganization items                                      1.37
Extraordinary item                                        2.14
                                     ----------     ----------
Net income                                 0.04           3.64
                                     ==========     ==========

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES
OUTSTANDING                           3,015,766      1,008,552
                                     ==========     ==========


                                        BALANCE SHEET DATA
                                          MARCH 31, 1996
                                    --------------------------
                                    As previously       As
                                      Reported        Amended
                                    -------------   ----------

ASSETS
Property and equipment, net             819,147      1,704,295

Patent                                     --          100,000
Reorganization value in excess of
amounts allocable to identifiable
assets                                     --          420,886

LIABILITIES SUBJECT TO COMPROMISE
Convertible subordinated
debentures and related interest
payable                               2,169,426           --

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock                            --              216
Common stock (no par)                 3,056,804           --
Common stock ($.01 par)                    --           24,559
Accumulated deficit                  (6,606,599)          --





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


The working capital position of the Company improved by $2,318,919 at March 31, 1996, which was almost solely accounted for by the cancellation of Subordinated Debentures payable (and related interest) in exchange for common shares.


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


The cancellation of the Subordinated Debentures in exchange for common shares created a positive equity balance of $25,665 as compared to a deficiency in stockholders equity in 1995 of $3,667,351. The Company believes that the Plan of Reorganization, specifically the conversion of the debentures to equity and the cancellation of the debenture interest, and the improvement in the global marketplace for its products will strengthen its position as a going concern. However, the Company's ability to operate as a going concern is subject to a number of risks and uncertainties including the Company's ability to generate sufficient funds from operations and the demand for the Company's products, which is subject to general economic, competitive and industry-specific conditions.



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