Form 10QSB/A
period 1996-06-30
NORTH ATLANTIC TECHNOLOGIES INC
filed 1997-05-12
CIK 706021

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
                                   (UNAUDITED)


                                                           SUCCESSOR COMPANY  PREDECESSOR COMPANY
                                                                JUNE 30,          DECEMBER 31,
                             ASSETS                              1996                 1995
                                                             (AS RESTATED,
                                                              SEE NOTE 7)
                                                           -----------------  -------------------


CURRENT ASSETS
         Cash and equivalents                                 $   233,307       $    44,607
         Trade accounts receivable, net of allowance for
            doubtful accounts of $339,440 at June 30,
            1996 and at December 31, 1995                       1,626,465           818,887
         Other receivable                                         171,404           171,404
         Inventories                                              128,746           145,356
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                      50,870
         Other current assets                                      11,466            29,029
                                                              -----------       -----------

                  Total current assets                          2,222,258         1,209,283


PROPERTY AND EQUIPMENT
         Land                                                     695,792            92,510
         Buildings and leasehold improvements                     504,209           692,441
         Machinery and equipment                                  477,871         1,211,914
         Office furniture and equipment                            31,187           153,945
         Automobiles                                                    0            11,666
                                                              -----------       -----------
                  Totals                                        1,709,059         2,162,476
         Less accumulated depreciation                            (45,754)       (1,305,351)
                                                              -----------       -----------


                  Net property and equipment                    1,663,305           857,125

OTHER ASSETS
         Patent rights, less accumulated amortization
            of $2,500                                              97,500
         Reorganization value in excess of amounts
            allocable to identifiable assets, less
            accumulated amortization of $10,480                   410,424
         Other                                                     12,399             3,652
                                                              -----------       -----------

                   Total other assets                             520,323             3,652
                                                              -----------       -----------

                                                              $ 4,405,886       $ 2,070,060
                                                              ===========       ===========

See notes to financial statements.

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                               SUCCESSOR COMPANY  PREDECESSOR COMPANY
                                                                   JUNE 30,         DECEMBER 31,
                     LIABILITIES AND EQUITY                          1996              1995
                                                                (AS RESTATED,
                                                                  SEE NOTE 7)
                                                               -----------------  -------------------


CURRENT LIABILITIES
      Current maturities of long-term debt                         $ 1,159,812      $ 3,547,622
      Trade accounts payable                                         1,190,311          878,422
      Other accounts payable                                           393,428          393,428
      Billings in excess of costs and estimated earnings on
         uncompleted contracts                                         218,049          477,893
      Accrued liabilities:
        Taxes other than income                                         43,546           15,219
        Warranty reserve                                               150,000          200,000
        Compensation                                                    54,995           42,198
        Interest                                                        13,910          170,378
        Other                                                          110,214
                                                                   -----------      -----------

                    Total current liabilities                        3,334,265        5,725,160

LONG-TERM DEBT, NET OF CURRENT MATURITIES
      Note payable to Bank                                             402,093
      Mortgage note payable                                            473,004
      Lease obligations                                                 13,716           12,251
                                                                   -----------      -----------
                    Total Long-Term Debt                               888,813           12,251

                         Total Liabilities                           4,223,078        5,737,411

STOCKHOLDER'S EQUITY (DEFICIT)
         Preferred stock, Series A Convertible, $.01 par
           value; authorized 22,000 shares, 21,600
           shares to be issued under Plan of
           Reorganization                                                  216
         Common stock, no par value; authorized
           5,000,000 shares; issued and outstanding
           2,392,689 at December 31, 1995; shares to be
           canceled under Plan of Reorganization                                      3,047,804
         Common stock, $.01 par value; authorized
           5,000,000 shares, 2,546,689 shares to be
           issued under Plan of Reorganization                          25,467
         Retained earnings (deficit)                                   157,125       (6,715,155)
                                                                   -----------      -----------
                         Total stockholders' equity (deficit)          182,808       (3,667,351)
                                                                   -----------      -----------
                                                                   $ 4,405,886      $ 2,070,060
                                                                   ===========      ===========

See notes to financial statements.


                        NORTH ATLANTIC TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                SUCCESSOR COMPANY                     PREDECESSOR COMPANY
                                                -----------------    -----------------------------------------------------
                                                 3 MONTHS ENDED      3 MONTHS ENDED      3 MONTHS ENDED     6 MONTHS ENDED
                                                  JUNE 30, 1996      MARCH 31, 1996       JUNE 30, 1995      JUNE 30, 1995
                                                                     (AS RESTATED,
                                                                       SEE NOTE 7)
                                                -----------------    --------------      --------------      -------------
                                                                       Debtor-in-
                                                                       Possession
                                                                      -----------
REVENUES                                          $ 1,686,381         $ 1,394,512         $   913,321         $ 2,752,319
COST OF REVENUES                                    1,004,861             782,682             873,544           2,276,756
                                                  -----------         -----------         -----------         -----------
       Gross Profit                                   681,520             611,830              39,777             475,563


OPERATING COSTS                                       491,395             411,931             512,659           1,012,134
                                                  -----------         -----------         -----------         -----------

       Operating Income (Loss)                        190,125             199,899            (472,882)           (536,571)

OTHER INCOME (EXPENSE)
    Royalty and services income                        14,239               6,245              (2,135)               (891)
    Interest expense (contractual interest
       for 3 months ended March 31, 1996
       was $123,891)                                  (57,264)            (82,372)           (115,081)           (220,365)
    Rental and other income                            10,025              10,350              13,396              41,345
    Write-down of patent                                                                     (184,505)           (184,505)
                                                  -----------         -----------         -----------         -----------
                                                      (33,000)            (65,777)           (288,325)           (364,416)
                                                  -----------         -----------         -----------         -----------

INCOME (LOSS) BEFORE
  REORGANIZATION ITEMS
  AND EXTRAORDINARY GAIN                              157,125             134,122            (761,207)           (900,987)


REORGANIZATION ITEMS                                                    1,380,468
                                                  -----------         -----------         -----------         -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       $   157,125         $ 1,514,590         ($  761,207)        ($  900,987)

EXTRAORDINARY ITEM -
GAIN ON CONVERSION OF DEBT                                              2,154,736
                                                  -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                 $   157,125         $ 3,669,326         ($  761,207)        ($  900,987)

NET INCOME (LOSS) PER COMMON SHARE
    Income (Loss) before reorganization
       items and extraordinary item               $       .06         $      0.13         ($      .96)        ($     1.14)
    Reorganization items                                                     1.37
    Extraordinary item                                                       2.14
                                                  -----------         -----------         -----------         -----------
    Net (loss) income                             $       .06         $      3.64         ($      .96)        ($     1.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                       2,546,689           1,008,552             797,563             797,563
                                                  ===========         ===========         ===========         ===========


See notes to financial statements


                        NORTH ATLANTIC TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               SUCCESSOR COMPANY         PREDECESSOR COMPANY
                                                               -----------------   ---------------------------------
                                                               3 MONTHS ENDED      3 MONTHS ENDED     6 MONTHS ENDED
                                                               JUNE 30, 1996       MARCH 31, 1996      JUNE 30, 1995
                                                                                    (AS RESTATED,
                                                                                     SEE NOTE 7)
                                                               -----------------   --------------      -------------
                                                                                     Debtor-in-
                                                                                     Possession
                                                                                     ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                 $ 1,234,905         $   777,708         $ 2,394,138
   Cash paid to suppliers & employees                            (1,191,229)         (1,021,749)         (2,908,959)
   Interest, rent and royalties received                             24,264              17,453              48,997
   Interest paid                                                    (61,063)            (58,616)           (221,152)
                                                                -----------         -----------         -----------
               Net cash provided by (used in) operating
               activities                                             6,877            (285,204)            686,976

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (4,765)             (1,213)            (20,541)
   Proceeds from restricted cash                                                                             39,500
   Additions of other assets                                           --                (8,747)               --
                                                                -----------         -----------         -----------
               Net cash provided by (used in) investing
                 activities                                          (4,765)             (9,960)             18,959

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                     700,000             300,000           1,450,000
   Payments of long-term debt                                      (512,897)             (5,351)           (785,735)
                                                                -----------         -----------         -----------
               Net cash provided by financing activities            187,103             294,649             664,265
                                                                -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                              189,215                (515)             (3,752)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                          44,092              44,607              41,384
                                                                -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                     $   233,307         $    44,092         $    37,632
                                                                ===========         ===========         ===========


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
   OPERATING ACTIVITIES:
       Net Income (loss)                                        $   157,125         $ 3,669,326         ($  900,987)
       Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities:
         Depreciation and amortization                               58,736              39,191             281,576
         Stock issued for compensation                                2,250               2,250
         Gain on disposal of equipment                                                                         (400)
         Gain on extinguishment of debt and affect of
           fresh start reporting                                                     (3,560,770)
       Changes in assets and liabilities:
         Receivables                                               (540,235)           (267,343)            (63,338)
         Inventories                                                 20,712              (4,102)             33,085
         Other current assets                                        13,958              10,355              53,963
         Accounts payable and accrued liabilities                      (499)            431,433            (210,373)
         Net increase (decrease) in billings related to
           costs and estimated earnings on uncompleted
           contracts                                                294,830            (605,544)            119,498
                                                                -----------         -----------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                   $     6,877         ($  285,204)        ($  686,976)
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


7.   Restatement

     Subsequent to the filing of the Predecessor Company's first quarter results on Form 10-QSB, the Successor Company elected to apply the provisions of "fresh-start" reporting under SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." (See Note 2).

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

                                   STATEMENT OF OPERATIONS DATA
                                THREE MONTHS ENDED MARCH 31, 1996
                                ---------------------------------
                                    As previously       As
                                      Reported        Amended
                                    -------------   ----------

REORGANIZATION ITEMS                     25,566      1,380,648

EXTRAORDINARY ITEM                            0      2,154,736

NET INCOME                              108,556      3,669,326

NET INCOME PER COMMON SHARE

Net income before reorganization
items and extraordinary item               0.04           0.13
Reorganization items                                      1.37
Extraordinary item                                        2.14
                                     ----------     ----------
Net income                                 0.04           3.64
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