Form 10QSB/A
period 1996-09-30
NORTH ATLANTIC TECHNOLOGIES INC
filed 1997-05-12
CIK 706021

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1


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




PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                          SUCCESSOR COMPANY   PREDECESSOR COMPANY
                                                          -----------------   -------------------
                                                            SEPTEMBER 30,         DECEMBER 31,
                             ASSETS                             1996                 1995
                                                           (As restated,
                                                            see Note 7)
                                                          -----------------   -------------------


CURRENT ASSETS
         Cash and equivalents                                 $    95,821       $    44,607
         Trade accounts receivable, net of allowance for
            doubtful accounts of $339,440 at Sept 30,
            1996 and at Dec 31, 1995                            1,514,103           818,887
         Other receivable                                         171,404           171,404
         Inventories                                              262,990           145,356
         Other current assets                                      39,646            29,029
                                                              -----------       -----------

                  Total current assets                          2,083,964         1,209,283



PROPERTY AND EQUIPMENT
         Land                                                     695,792            92,510
         Buildings and leasehold improvements                     504,209           692,441
         Machinery and equipment                                  480,214         1,211,914
         Office furniture and equipment                            30,537           153,945
         Automobiles                                                    0            11,666
                                                              -----------       -----------

                  Totals                                        1,710,752         2,162,476
         Less accumulated depreciation                             89,932       (1,305,351)
                                                              -----------       -----------



                  Net property and equipment                    1,620,820           857,125

OTHER ASSETS
         Patent rights, less accumulated amortization
            of $5,000                                              95,000
         Reorganization value in excess of amounts
            allocable to identifiable assets, less
            accumulated amortization of $20,960                   399,944
         Other                                                     12,399             3,652
                                                              -----------       -----------

                   Total other assets                             507,343             3,652
                                                              -----------       -----------


                                                              $ 4,212,127       $ 2,070,060
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
                                                                 ===========       ===========

See notes to financial statements



                        NORTH ATLANTIC TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   SUCCESSOR COMPANY                          PREDECESSOR COMPANY
                                            -------------------------------    --------------------------------------------------
                                            3 MONTHS ENDED   6 MONTHS ENDED    3 MONTHS ENDED    3 MONTHS ENDED    9 MONTHS ENDED
                                            SEPT 30, 1996    SEPT 30, 1996     MARCH 31, 1996    SEPT 30, 1995     SEPT 30, 1995
                                                                               (As restated,
                                                                                see Note 7)
                                            --------------   --------------    --------------    --------------    --------------
                                                                                 DEBTOR-IN-
                                                                                 POSSESSION

REVENUES                                    $   959,303       $ 2,645,684       $ 1,394,512       $   464,898       $ 3,217,217


COST OF REVENUES                                834,317         1,839,178           782,682           403,623         2,680,379
                                            -----------       -----------       -----------       -----------       -----------

       Gross Profit                             124,986           806,506           611,830            61,275           536,838

OPERATING COSTS                                 422,633           914,028           411,931           444,444         1,456,578
                                            -----------       -----------       -----------       -----------       -----------


       Operating (Loss) Income                 (297,647)         (107,522)          199,899          (383,169)         (919,740)

OTHER INCOME (EXPENSE)
    Royalty and services income                  (8,289)            5,950             6,245           (14,830)          (13,275)
    Interest expense (Contractural              (65,156)         (122,420)          (82,372)         (124,870)         (345,235)
       interest for 3 months ended
       March 31, 1996 was $123,891)
    Rental and other income                       6,525            16,550            10,350            10,950            49,849
    Write-down of patent                                                                                               (184,505)

                                                (66,920)          (99,920)          (65,777)         (128,750)         (493,166)
                                            -----------       -----------       -----------       -----------       -----------



(LOSS) INCOME BEFORE REORGANIZATION
ITEMS AND EXTRAORDINARY GAIN                   (364,567)         (207,442)          134,122          (511,919)       (1,412,906)

REORGANIZATION ITEMS                                                              1,380,468
                                            -----------       -----------       -----------       -----------       -----------

NET (LOSS) INCOME BEFORE EXTRAORDINARY
ITEM                                        ($  364,567)      ($  207,442)      $ 1,514,590       ($  511,919)      ($1,412,906)

EXTRAORDINARY ITEM - GAIN ON CONVERSION
OF DEBT                                                                           2,154,736
                                            -----------       -----------       -----------       -----------       -----------
NET (LOSS) INCOME                           ($  364,567)      ($  207,442)      $ 3,669,326       ($  511,919)      ($1,412,906)

NET (LOSS) INCOME PER COMMON SHARE
    Loss (Income) before reorganization
       items and extraordinary item         ($      .14)      ($      .08)      $       .13       ($      .63)      ($     1.77)
    Reorganization items                                                               1.37
    Extraordinary item                                                                 2.14
                                            -----------       -----------       -----------       -----------       -----------

NET (LOSS) INCOME                           ($      .14)      ($      .08)      $      3.64       ($      .63)      ($     1.77)
                                            ===========       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            2,546,689         2,546,689         1,008,522           797,563           797,563
                                            ===========       ===========       ===========       ===========       ===========


See notes to financial statements


                        NORTH ATLANTIC TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           SUCCESSOR COMPANY         PREDECESSOR COMPANY
                                                           -----------------  --------------------------------
                                                            6 MONTHS ENDED    3 MONTHS ENDED    9 MONTHS ENDED
                                                            SEPT 30, 1996     MARCH 31, 1996    SEPT 30, 1995
                                                                              (As restated,
                                                                               see Note 7)
                                                           -----------------  --------------    --------------
                                                                                DEBTOR-IN-
                                                                                POSSESSION
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                              $ 2,670,065       $   777,708       $ 2,809,791
   Cash paid to suppliers & employees                         (2,471,742)       (1,021,749)       (3,632,835)
   Interest, rent and royalties received                          26,330            17,453            62,056
   Interest paid                                                (126,550)          (58,616)         (274,643)
                                                             -----------       -----------       -----------
               Net cash provided by (used in) operating
               activities                                         98,103          (285,204)       (1,035,631)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (6,458)           (1,213)          (27,866)
   Proceeds from restricted cash                                       0                              39,500
   Additions of other assets                                                        (8,747)
                                                             -----------       -----------       -----------
               Net cash (used in) provided by investing
                 activities                                       (6,458)           (9,960)           11,634

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                  700,000           300,000         1,800,000
   Payments of long-term debt                                   (739,916)           (5,351)         (791,271)
                                                             -----------       -----------       -----------
               Net cash (used in) provided by financing
                 activities                                      (39,916)          294,649         1,008,729
                                                             -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS
                                                                  51,729              (515)          (15,268)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD
                                                                  44,092            44,607            41,384
                                                             -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD
                                                             $    95,821       $    44,092       $    26,116
                                                             -----------       -----------       -----------


RECONCILIATION OF NET (LOSS) INCOME TO NET
  CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
       Net (loss) Income                                     ($  207,442)      $ 3,669,326       ($1,412,906)
       Adjustments to reconcile net (loss) income
       to net cash provided by (used in) operating
         activities:
         Depreciation and amortization                           115,893            39,191           321,879
         Stock issued for compensation                             4,500             2,250
         Gain on disposal of equipment                                                                  (400)
         Gain on extinguishment of debt and affect of
           fresh start reporting                                                (3,560,770)
       Changes in assets and liabilities:
         Receivables                                            (427,873)         (267,343)         (107,368)
         Inventories                                            (113,532)           (4,102)           44,424
         Other current assets                                    (18,722)           10,355            40,892
         Accounts payable and accrued liabilities                 32,254           431,433           (46,674)
         Net increase (decrease) in billings related to
           costs and estimated earnings on
           uncompleted contacts                                  713,025          (605,544)          124,522
                                                             -----------       -----------       -----------


NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES
                                                             $    98,103       ($  285,204)      ($1,035,631)
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


7.   Restatement

     Subsequent to the filing of the Predecessor Company's first quarter results on Form 10-QSB, the Successor Company elected to apply the provisions of "fresh-start" reporting under SOP-90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." (See Note 2).

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