Form 10QSB
period 1997-03-31
NORTH ATLANTIC TECHNOLOGIES INC
filed 1997-05-15
CIK 706021

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For quarterly period ended: March 31, 1997 or

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


Issuer's telephone number 612-888-8553

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Check whether registrant filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No _X_


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date; 3,453,011 shares as of May 12, 1997.

Transitional small business disclosure format?   Yes ____  No _X_


PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS


                                         NORTH ATLANTIC TECHNOLOGIES, INC.
                                                  BALANCE SHEETS
                                                    (UNAUDITED)


                                                                       MARCH 31,          DECEMBER 31,
                             ASSETS                                       1997                1996
-----------------------------------------------------------------     -----------         -----------
CURRENT ASSETS
         Cash and equivalents                                         $   262,674         $   199,982
         Trade accounts receivable, net of allowance for
            doubtful accounts of $107,058 and $100,000,
            respectively                                                  567,116             563,650
         Inventories                                                      186,049             170,275

         Costs and estimated earnings in excess of billings on
           uncompleted contracts                                           15,478              35,765
         Other current assets                                               6,489              11,015
                                                                      -----------         -----------

                  Total current assets                                  1,037,806             980,687

PROPERTY AND EQUIPMENT
         Land                                                             695,792             695,792
         Buildings and leasehold improvements                             504,209             504,209
         Machinery and equipment                                          480,928             480,214
         Office furniture and equipment                                    28,633              27,920
                                                                      -----------         -----------

                  Totals                                                1,709,562           1,708,135
         Less accumulated depreciation                                   (172,439)           (130,071)
                                                                      -----------         -----------

                  Net property and equipment                            1,537,123           1,578,064


OTHER ASSETS

         Patent rights, less accumulated amortization
            of $10,000 and $7,500, respectively                            90,000              92,500

         Reorganization value in excess of amounts
            allocable to identifiable assets, less
            accumulated amortization of $41,919 and $31,439,
            respectively                                                  378,966             389,447

         Other                                                             11,893              12,399
                                                                      -----------         -----------
                   Total other assets                                     480,859             494,346
                                                                      -----------         -----------
                                                                      $ 3,055,788         $ 3,053,097
                                                                      ===========         ===========

See notes to financial statements.


                        NORTH ATLANTIC TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                         MARCH 31,          DECEMBER 31,
                     LIABILITIES AND EQUITY                                1997                1996
------------------------------------------------------------------     -----------         -----------
CURRENT LIABILITIES
      Current maturities of long-term debt                             $ 1,048,925         $   741,809
      Trade accounts payable                                               891,176           1,058,399
      Other accounts payable                                                 8,044              21,202
      Billings in excess of costs and estimated earnings on
         uncompleted contracts                                             206,010             609,210
      Accrued liabilities:
        Taxes other than income                                             49,892              15,884
        Warranty reserve                                                   250,000             250,000
        Compensation                                                        36,400              30,072
        Interest                                                            25,556               7,576
                                                                       -----------         -----------
                    Total current liabilities                            2,516,003           2,734,152

LONG-TERM DEBT, NET OF CURRENT MATURITIES
      Note payable to Bank                                                 333,320             355,093
      Mortgage note payable                                                461,098             465,186
      Lease obligations                                                      6,291               6,291
                                                                       -----------         -----------

                    Total Long-Term Debt                                   800,709             826,570

                         Total Liabilities                               3,316,712           3,560,722

STOCKHOLDER'S EQUITY (DEFICIT)
         Preferred stock, Series A Convertible, $.01 par value;
           authorized 22,000 shares, issued and outstanding
           21,694 shares, total liquidation value, $542,350                    216                 216
         Common stock, $.01 par value; authorized 5,000,000
           shares, issued and outstanding 3,453,011 shares                  34,530              22,530
         Additional paid in capital                                         38,000
         Retained earnings (deficit)                                      (333,670)           (530,371)
                                                                       -----------         -----------

                         Total stockholders' (deficit)                    (260,924)           (507,625)
                                                                       -----------         -----------
                                                                       $ 3,055,788         $ 3,053,097
                                                                       ===========         ===========
See notes to financial statements.


                        NORTH ATLANTIC TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             SUCCESSOR          PREDECESSOR
                                              COMPANY             COMPANY
                                            -----------         -----------
                                           3 MONTHS ENDED      3 MONTHS ENDED
                                           MARCH 31, 1997      MARCH 31, 1996
                                            -----------         -----------

REVENUES                                    $ 1,949,967         $ 1,394,512

COST OF REVENUES                              1,205,027             782,682
                                            -----------         -----------
       Gross Profit                             744,940             611,830


OPERATING COSTS                                 502,571             411,931
                                            -----------         -----------
OPERATING PROFIT                                242,369             199,899

OTHER INCOME (EXPENSE):
    Royalty and services income                   5,835               6,245
    Interest expense                            (57,426)            (82,372)
    Rental and other income                       5,925              10,350
                                            -----------         -----------
                                                (45,666)            (65,777)
                                            -----------         -----------
INCOME BEFORE
REORGANIZATION ITEMS
AND EXTRAORDINARY ITEM                          196,703             134,122

REORGANIZATION ITEMS                                              1,380,468
                                            -----------         -----------
INCOME BEFORE
EXTRAORDINARY ITEM                          $   196,703         $ 1,514,590

EXTRAORDINARY ITEM
     GAIN ON CONVERSION OF DEBT                                   2,154,736
                                            -----------         -----------

NET INCOME                                  $   196,703         $ 3,669,326
                                            ===========         ===========
NET INCOME PER COMMON
SHARE
  Income before reorganization items
  and extraordinary item
                                            $       .08         $       .13
  Reorganization items                                                 1.37
  Extraordinary item                                                   2.14
                                            -----------         -----------
  Net income                                $       .08         $      3.64
                                            ===========         ===========
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                            2,506,344           1,008,552
                                            ===========         ===========

See notes to financial statements

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                SUCCESSOR          PREDECESSOR
                                                                 COMPANY             COMPANY
                                                               -----------         -----------
                                                             3 MONTHS ENDED       3 MONTHS ENDED
                                                              MARCH 31, 1997      MARCH 31, 1996
                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                                $ 1,549,136         $   777,708
   Cash paid to suppliers & employees                           (1,783,255)         (1,021,749)
   Interest, rent and royalties received                             5,925              17,453
   Interest paid                                                   (39,446)            (58,616)
                                                               -----------         -----------
           Net cash used in operating activities                  (267,640)           (285,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (1,427)             (1,213)
   Additions of other assets                                           506              (8,747)
                                                               -----------         -----------
           Net cash used in investing activities                      (921)             (9,960)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Line of Credit                                    310,000             300,000
   Payments of long-term debt                                      (28,747)             (5,351)
   Proceeds from issuance of common stock                           50,000
                                                               -----------         -----------
           Net cash provided by financing activities               331,253             294,649
                                                               -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      62,692                (515)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                          199,982              44,607
                                                               -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                         $   262,674         $    44,092
                                                               ===========         ===========
RECONCILIATION OF NET (LOSS) INCOME TO NET
   CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES:
       Net (loss) Income                                           196,703         $ 3,669,326
       Adjustments to reconcile net (loss) income
       to net cash provided by (used in) operating
         activities:
         Depreciation and amortization                              55,349              39,191
         Gain on extinguishment of debt and affect of
         fresh start reporting                                                      (3,560,770)
         Stock issued for compensation                                                   2,250
       Changes in assets and liabilities:
         Receivables                                                (3,466)           (267,343)
         Inventories                                               (15,774)             (4,102)
         Other current assets                                        4,526              10,355
         Accounts payable and accrued liabilities                 (122,065)            431,433
         Net increase (decrease) in billings related to
           costs and estimated earnings on
           uncompleted contacts                                   (382,913)           (605,544)
                                                               -----------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                     ($  267,640)        ($  285,204)
                                                               ===========         ===========


See notes to financial statements.

                        NORTH ATLANTIC TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. On February 1, 1996, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Plan of Reorganization was approved on April 19, 1996 and amended on May 7, 1996. The financial statements for the three months ended March 31, 1996 are presented as if the Plan was effective as of April 1, 1996. The Plan provided that:

     a) Holders of the Company's 12.5% Subordinated Convertible Debentures due in 1995 (the Debentures) received one share of common stock for each $1.50 of Debenture debt owed by the Company. In addition, each Debenture holder received one share of convertible preferred stock at $0.01 par value for each $100 of Debenture debt of the Company.

     b) Each existing stockholder was issued one share of common stock in cancellation of three shares owned by the shareholder, effective for shareholders of record on May 21, 1996.

     c) $500,000 of the line of credit borrowings were converted in May 1996 to a five-year note bearing interest at a rate of up to 12%, with the remainder, including an additional $200,000 in financing which became available upon approval of the Plan, being financed under a new line of credit at comparable rates with required monthly reductions of $25,000, commencing May 1, 1996. (It was subsequently agreed to defer reduction of the line of credit in $25,000 increments until August 1, 1996 and in October 1996 it was agreed that the reduction would be only $10,000 per month for the remainder of 1996. (see Note 15).)

     d) All other general creditors' claims were settled in full upon a schedule agreed upon between the Company and its creditors.

     Under the terms of the Plan, subject to the delivery of Debentures to the Company for cancellation, Debenture holders are entitled to receive up to 1,447,366 newly issued common shares, and up to 21,694 newly issued convertible preferred shares.

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


                                                          CONVERTIBLE
                                                          SUBORDINATED         REVERSE                                SUCCESSOR
                                        PREDESSOR        DEBT DISCHARGE      STOCK SPLIT                              COMPANY'S
                                         COMPANY          AND RELATED        FOR EXISTING                            REORGANIZED
                                           PRE-           ISSUANCE OF          COMMON            "FRESH START"         BALANCE
                                       CONFIRMATION      CAPITAL STOCK       SHAREHOLDERS          REPORTING            SHEET
CURRENT ASSETS                         $ 1,733,549                                                                   $ 1,733,549

PROPERTY AND
EQUIPMENT, NET                              819,147                                                   885,148          1,704,295

OTHER ASSETS:
   Patent                                                                                             100,000            100,000
   Reorganization value in
   excess of amounts
   allocable to identifiable
   assets                                                                                             420,886            420,886
   Other                                    12,399                                                                        12,399
                                       -----------                                                                   -----------

                                       $ 2,565,095                $--                 $--         $ 1,406,034        $ 3,971,129
                                       ===========        ===========         ===========         ===========        ===========
LIABILITIES NOT
SUBJECT TO
COMPROMISE:
   Current liabilities                 $ 3,930,507                                                                   $ 3,930,507
   Lease obligations
   (long-term)                              14,957                                                                        14,957
                                       -----------                                                                   -----------

                                         3,945,464                                                                     3,945,464

LIABILITIES SUBJECT
TO COMPROMISE -
   Convertible subordinated
   debentures and related
   interest payable                      2,169,426        $(2,169,426)
                                       -----------        -----------

     Total liabilities                   6,114,890         (2,169,426)                                                 3,945,464

STOCKHOLDERS'
EQUITY (DEFICIT):
   Preferred stock                                                216                                                        216
   Common stock (no par)                 3,056,804                            $(3,056,804)
   Common stock ($.01 par)                                     14,474              10,975                                 25,449
   Accumulated deficit                  (6,606,599)         2,154,736           3,045,829         $ 1,406,034
                                        -----------         -----------         -----------        -----------

                                        (3,549,795)         2,169,426                  --           1,406,034             25,665
                                       -----------        -----------         -----------         -----------        -----------
                                       $ 2,565,095        $        --         $        --         $ 1,406,034        $ 3,971,129
                                       ===========        ===========         ===========         ===========        ===========


3. The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been made. The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Predecessor Company (see
     Note 2) incurred net losses for the year ended December 31, 1995 of $2,201,742, and the Successor Company incurred a loss for the nine months ended December 31, 1996 of $530,371. As a result, financial resources have been strained. As of March 31, 1997, the Successor Company's current liabilities exceed current assets by $1,528,197. While the Company, through its Plan, which was confirmed by the United States Bankruptcy Court, has significantly reduced its debt commitments, the Successor Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations, and obtain additional financing to meet its obligations on a timely basis. The Successor Company's business is currently dependent on large projects in the industrial sector. These projects involve long order cycles, and exact order placement dates are beyond the control of the Successor Company. While the Successor Company utilizes a progress billing procedure, there are periods of net cash outflows when cash flow is of concern. Both the Predecessor Company and the Successor Company have been able to manage normal operating cash flow through the use of internally generated funds and an established line of credit.

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

4.    ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the financial statements.

                         PART 1 - FINANCIAL INFORMATION


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues of $1,949,967 for the three months ended March 31, 1997 of the Successor Company reflect an increase of 40% from the $1,394,512 in revenues reported for the comparable 3 month period of the Predecessor Company in 1996. The Company believes that the increase in revenues was due in part to the increased confidence of the customers about the continued existence of the company.

Gross profit margins for the three months ended March 31, 1997 of the Successor Company were 38% as compared to 44% for the same period last year of the Predecessor Company. The first quarter of 1996 included a reduction of reserve estimates resulting in a 7% favorable gross profit impact for that quarter.

Operating costs of the Successor Company for the three months ended March 31, 1997 increased $90,640 over the same period in 1996 of the Predecessor Company. The increase was due partly to increased commissions on an increased revenue base. Also contributing to the increase were additional expenses related to the reorganization.

Interest expense of the Successor Company for the three months ended March 31, 1997 was $57,426 as compared to $82,373 for the same period in 1996 of the Predecessor Company. The first three months of 1996 included $20,761 of interest related to the Subordinated Convertible Debentures which were canceled in exchange for common and preferred stock as part of the reorganization.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit position of the Successor Company was ($1,478,197) at March 31, 1997 which was an improvement of $275,268 over the year ended December 31, 1996.

In March 1997, the Company issued a major shareholder 1,200,000 shares of common stock in exchange for which the shareholder (i)paid to the Company $50,000;
(ii)waived his rights to receive the interest rate differential payments with respect to payments made to the Bank in February through May 1997 (which interest rate differential payments were estimated to equal a total of approximately $14,000); and (iii)agreed to consent to an increase in the line of credit to $1,250,000 and an abatement of the $25,000 monthly reduction in the line of credit until after June 1, 1997.

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

IMPACT OF NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the financial statements.


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

Dated:  May 14, 1997

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


North Atlantic Technologies, Inc.



/s/ Allen R. Karson                                            May 14, 1997
-------------------
Allen R. Karson

Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer).